Form 10QSB
period 2000-09-30
PR SPECIALISTS INC
filed 2000-11-07
CIK 1111710

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

          (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 2000.

           ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________ to
                _________ .

                             Commission File Number:

                              PR SPECIALISTS, INC.

                     (Exact name of registrant as specified in charter)

                               Delaware 95-4792965

                     (State of Incorporation) (I.R.S. Employer I.D. No)

                              6041 Pomegranate Lane

                        Woodland Hills, California 91367

                    (Address of Principal Executive Offices)

                                 (818) 992-7999

                    (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES (x ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2000.

                             4,500,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                              PR SPECIALISTS, INC.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

    Balance Sheet as of September 30, 2000 ................................... 3

    Statements of Operations for the three months ended  September
    30, 2000 and the period March 21, 2000 (date of incorporation)
    to September 30, 2000..................................................... 4

    Statement of Stockholders' Deficit for the nine months ended
    September 30, 2000........................................................ 5

    Statements of Cash Flows for the three months ended September 30, 2000 and the period March 21, 2000 (date of incorporation) to September 30,2000....................................... 6

    Notes to Financial Statements............................................. 7

Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations or Plan of Operations............................. 9


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 11
Item 2. Changes in Securities................................................ 11
Item 3. Defaults Upon Senior Securities...................................... 11
Item 4. Submission of Matters to a Vote of Securities Holders................ 11
Item 5. Other Information.................................................... 11
Item 6. Exhibits and Reports on Form 8-K..................................... 11

Signatures................................................................... 11

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                                September 30,
                                                                    2000
                                                                 (Unaudited)
                                                                 -----------
      ASSETS-
       Cash.                                                       $    740
                                                                   ---------
      Total.                                                       $    740
                                                                   =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT:

      LIABILITIES - Due to affiliates                               $  7,486

      STOCKHOLDERS' DEFICIT:
      Preferred stock - $0.001 par value;
       5,000,000 shares authorized;
       no shares issued and outstanding                                    -
      Common stock - $0.001 par value;
       20,000,000 shares
       authorized; 4,500,000 shares
       issued and outstanding                                          4,500
      Additional paid in capital                                     900,584
      Deficit accumulated during the development stage              (911,830)
                                                                    ---------

           Total stockholders' deficit                                (6,746)
                                                                    ---------

      Total                                                          $   740
                                                                    =========

         SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   March 21,
                                                                     2000
                                    Three Months                   (date of
                                      Ended                      incorporation)
                                    September 30,               to September 30,
                                       2000                          2000
                                   -------------                 -------------

   REVENUES:                        $3,190                        $ 12,140

   EXPENSES:

    Professional fees
      related party                      0                           1,500
    Technology and content               0                           3,000
    Stock based compensation
      related party                      0                         900,000
    Organization costs                   0                             584
    Marketing                            0                           8,950
    Professional fees                2,416                           6,395
    Office supplies                  1,849                           3,541
                                    ------                        --------
   TOTAL EXPENSES:                   4,265                         923,970

   NET LOSS                        $(1,075)                      $(911,830)
                                  =========                      ==========

   NET LOSS PER SHARE               $ 0.00                          $ 0.20
                                  =========                      ==========

   WEIGHTED AVERAGE SHARES
   OUTSTANDING -
   BASIC AND DILUTED              4,500,000                       4,500,000
                               ============                     ===========

   SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.

                        (A Development Stage Enterprise)

                             STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the period March 21, 2000 (date of incorporation) to
                               September 30, 2000

                                   (Unaudited)

                                                                   Deficit
                                                                  accumulated

      ......                                          Additional   during the
                                   Common Stock        paid-in    development
                                Shares       Value     capital      stage        Total

                               ---------   --------   ----------  ----------   ---------

Balances, March 21, 2000
(date of incorporation)                -   $      -   $      -    $       -    $      -

Issuance of common stock       4,500,000      4,500    895,500            -     900,000

Capital contribution from
 shareholders                          -          -        584            -         584

Services contributed by
 shareholders                          -          -      4,500            -       4,500

Net loss for the period
 March 21, 2000 (date of
 incorporation) to
 September 30, 2000                   -          -           -     (911,830)   (911,830)
                                --------   ---------   ---------  ----------   ---------
Balances, September 30, 2000   4,500,000   $  4,500    $900,584   $(911,830)   $ (6,746)
                               =========   =========   =========  ==========   =========



SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  March 21, 2000
                                     Three Months                   (date of
                                        Ended                   incorporation)
                                      September 30,             to September 30,
                                         2000                        2000
                                       --------                      ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net loss                           $  (1,075)                $ (911,830)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Non cash expenses                          0                    904,500
                                       ----------               -------------
CASH FLOWS USED IN FINANCING
 ACTIVITIES                               (1,075)                    (7,330)
                                       ----------               -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
    Proceeds from issuance of stock            0                        584
    Increase in due to affiliates          1,815                      7,486
                                       ----------               -------------
 CASH PROVIDED BY FINANCING
  ACTIVITIES                               1,815                      8,070
                                       ----------               -------------
 NET INCREASE IN CASH
  AND CASH EQUIVALENTS                       740                        740

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                          0                          0
                                       ----------               -------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                        $     740                  $     740
                                       ==========               =============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

  Interest paid                        $       -                  $       -
                                       ==========               =============
  Taxes paid                           $       -                  $       -
                                       ==========                =============

SEE NOTES TO FINANCIAL STATEMENTS.

                               PR SPECIALISTS, INC

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

PR Specialists Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 21, 2000. The Company, which is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, is a publicity services firm intending to serve small to medium size companies. The planned principal operations of the Company have not commenced, therefore accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Technology and Content

Technology and content expenses are expensed as incurred and consist principally of payroll and related expenses for development, editorial systems and telecommunications operations personnel and consultants, system and telecommunications infrastructure and costs of acquired content.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC") Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $911,830 as of September 30, 2000. We do not currently engage in business activities that provide any cash flow. Accordingly our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations provide sufficient cash flow. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period March 21, 2000 (date of incorporation) to September 30, 2000, the Company recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

At September 30, 2000, the Company had a net operating loss carryforward of approximately $12,000 for income tax purposes. This carry forward is available to offset future taxable income through the period ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE D - RELATED PARTY TRANSACTION

The Company issued 4,500,000 shares of its common stock upon incorporation to its founders. The value of these shares, which was based on the Company's expected initial offering price of $0.20 per share, has been included in the accompanying statement of operations as stock based compensation expense.

On March 21, 2000, the Company executed a one year employment contract with its President, which requires annual compensation of approximately $65,000 plus certain bonuses and fringe benefits (as defined in the agreement). The agreement shall become effective upon the date on which the Company has issued more than $100,000 of its stock or when client revenues are sufficient to provide a full or partial salary. Services provided prior to such time will be recorded as an expense in the accompanying statement of operations and as a capital contribution in the accompanying statement of stockholders' equity.

During the period March 21, 2000 (date of incorporation) to September 30, 2000, and for the time prior to incorporation, the Company's President provided various equipment, technology and content services and a portion of his home for office space for consideration of $3,000 and the Company's other shareholder provided services for consideration of $1,500, including time spent prior to incorporation. The value of this equipment, services and office space have been recorded as operating expenses and as a capital contribution.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of September 30, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

NOTE F - PROPOSED COMMON STOCK OFFERING

In April 2000 the Company filed a registration statement with the Securities and Exchange Commission to sell up to 3,125,000 shares of its common stock for $0.20 per share. As many as 1,562,500 of these shares may be issued in exchange for services. The offering will be on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its operations. Cost of the offering, estimated to be $50,000, will be recorded as a reduction of the amount of contributed capital. The Company's existing shareholders have agreed to pay these costs, which will be recorded as a loan from such shareholders and will be repaid through cash derived from operations or the sale of shares or through the issuance of common shares.

During April and May 2000, the Company entered into various barter transactions whereby certain publicity services, with an approximate value of $9,000, were provided to initial customers in exchange for content and reference services. The value of such arrangements will be recorded as revenue and as an expense, at their fair value of services involved, in the periods such services are provided.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of September 30, 2000 and the statements of operations, cash flows and stockholders' deficit as of and for the three ended September 30, 2000, and the period March 21, 2000 (date of incorporation) to September 30, 2000 included with this Form 10-QSB. The Company did not have significant operations during the three months ended September 30, 2000 or for the period March 21, 2000 (date of incorporation) to September 30, 2000 and as such this analysis does not include any additional discussion as of and for such periods.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any significant revenues to date. We have limited assets. Our cash expenses for the three months ended September 30, 2000 and the period March 21, 2000 (date of incorporation) to September 30, 2000 are $4,265 and $10,520, respectively. We funded these losses primarily through shareholder contributions. Our cumulative expenses from March 21, 2000 (date of incorporation) to September 30, 2000 are $10,520.

The expenses we have incurred to date are primarily from our efforts to establish clients and begin our business operations. So long as we are able to sell shares of our common stock we believe will have sufficient funds to satisfy our cash requirements.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Plan of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources;
(ii) tour financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(i) any material inability of us to successfully internally develop its products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct its business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2000                /s/ Bryan Eggers

Date                            Bryan Eggers, President