Form 10KSB
period 2000-12-31
PR SPECIALISTS INC
filed 2001-04-16
CIK 1111710

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2000

Commission File Number: 333-34686

PR SPECIALISTS, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	95-4792965 (IRS Employer I.D. No.)

6041 Pomegranate Lane, Woodland Hills, California 91367
Address of Principle Executive Offices:

(818) 992-7999
Registrant's telephone number, including area code:

None
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 Par Value
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $12,140

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was $76,800. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of December 31, 2000. 5,034,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. _X__ Yes __No

PR Specialists, Inc.
FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We are a publicity services firm specializing in small to medium size companies.

1. Principal products or services and their markets:

We currently offer the following services:

- Strategy consulting. We conduct a thorough study of a client's marketing goals to determine the ways in which publicity solutions can be used to help achieve these goals. We would deliver our recommendations, which would define the strategic basis for a comprehensive publicity solution that takes into account the client's budget, timeline and available resources.

- Publicity plan. We translate the client's marketing goals into a plan that utilizes various publicity techniques to meet the client's requirements. Our objective is to provide a complete, effective, publicity solution that can be implemented by a team of specialists to produce maximum editorial exposure and achieve the desired results.

- Press releases. Once the positioning of the client business and products is determined, contact is made with appropriate editorial contacts in the media. Press releases are written and distributed to editors using various distribution methods including PR Newswire, BusinessWire, Internet Wire, e-mail, hard copy, or telephone. Using this combination of distribution techniques ensures that each release will be seen by thousands of editorial contacts at newspapers, magazines, trade journals, Internet news sites, radio and television. We may also use other external sources that provide unique story placement or technical capabilities such as video news releases.

- Post-release support. Includes coordination of all follow-up media requests for additional information such as specifications, artwork, surveys, white papers, background information, photos and interviews with the client. This support ensures that the editors and reporters have everything they need to finish the story on deadline.

- Press kits. We help clients design a press kit containing current press releases, advisories, background information, biographies and photos.

- Editorial contact database. We maintain a master media list of all editors, reporters, reviews and analysts. These names are cross-referenced according to editorial focus. We also track the ongoing activity of each editor with each client. Names are updated frequently based on input from trade show registration lists, media guides, online sources and current magazine mastheads.

- Editorial calendars. We analyze the editorial calendars of magazines and newspapers to identify upcoming articles that can include coverage for our clients This will ensure that the client is included in all articles related to the client's business.

- New product announcements. We obtain editorial coverage in key publications for our clients' new products to help ensure a successful rollout.

- Product reviews. We identify editorial opportunities for our clients' products and services to ensure that they are included in product reviews, comparisons, and first look articles. We coordinate these reviews, providing support and fact-checking during the product evaluation process.

- Trade show support. We coordinate the press activities for our clients at trade shows and other events. We mail press advisories, create press kits, schedule appointments with editors, and coordinate other editorial events related to the show.

- Clipping services. We use a variety of clipping services and online searches to locate articles that mention our client. These articles represent some of the tangible results of our work. Articles will be compiled into a clipping book for the client.

- Web site promotion. We work with clients to develop a strategy for achieving online marketing objectives by increasing web site traffic, strengthening brand awareness and generating sales leads.

2. Distribution methods of the products or services:

We have already begun to identify and market services to clients but we do not have any paying clients yet. Currently, our president handles our marketing. In the future, we intend to sell our services with an account executive overseeing a small staff of publicists. Our president will identify and try to retain initial publicists through networking and advertisements in sales and marketing related publications to assist us in fulfilling these positions.

Once established, our sales staff would typically target our sales efforts at senior executives within a marketing organization. When a prospective client is interested in working with us, we will analyze which portions of its marketing and publicity we can support. Throughout this analysis, we would work with the prospective client to negotiate terms of a service agreement. Clients are expected to enter into short-term agreements with us. Our goal through this process is to demonstrate our capability to provide valuable publicity, and to obtain a longer-term service agreement with the client.

Our marketing efforts are dedicated to demonstrating the benefits of publicity, and the effectiveness of our organization in providing complete publicity solutions, to key decision makers in client organizations. Our marketing efforts are focused on general communications and on obtaining referrals from our existing clients. In the future, we may participate in trade conferences and industry forums, and advertise in business publications. We also intend to increase our advertising and marketing expenditures in an effort to become better known in our target markets. These expenditures would cover the addition of account executives and publicists, support staff, increased advertising, increased media relations, increased presence at trade conferences, and continuing improvements to our web site.

Our marketing budget depends on a number of factors, including our results of operations and ability to raise additional capital. In the event that we are successful in raising additional capital or our results of operations exceed our expectations, our marketing budget for the next 12-month period will increase significantly.

3. Status of any publicly announced new product or service:

None.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

The market for Internet publicity services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future. Some of our larger competitors include other publicity service firms such as Ogilvy, Edelman, Nautilus and PAN Communications. Some of these competitors offer a full range of Internet publicity services and several others have announced their intention to do so.

There are relatively low barriers to entry into our business. For example, we have no significant proprietary technology that would preclude or inhibit competitors from entering the Internet publicity services market. We expect to face additional competition from new entrants into the market in the future. Existing or future competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

We believe that the principal competitive factors in our market are strategic expertise, editorial contacts, creative skills, brand recognition, effectiveness of the delivered publicity solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we have and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet publicity solutions is relatively new and subject to continuing definition, and, as a result, the core business of many of our competitors may better position them to compete in this market as it matures. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

5. Sources and availability of raw materials and the names of principal suppliers:

Our business provides a service that is primarily reliant on retaining qualified public relations specialists. We believe that those persons are available as needed.

6. Dependence on one or a few major customers:

None.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration:

None.

8. Need for any government approval of principal products or services:

None.

9. Effect of existing or probable governmental regulations on the business:

We do not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities:

None.

11. Costs and effects of compliance with environmental laws (federal, state and local):

None.

12. Number of total employees and number of full time employees:

We have one full time employee. From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which we compete is intense. We believe that our future success will depend in part on our continued ability to attract, hire or acquire and retain qualified employees.

ITEM 2 - DESCRIPTION OF PROPERTY

We have our corporate headquarters in Woodland Hills, California. Substantially all of our operating activities are conducted from 200 square feet of office space provided by our president at no charge. We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed. We do not own any real estate.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market information: Our common stock does not trade on any stock exchange.
b. Holders: There are sixty one holders of our common stock.
c. Dividends: We have not and do not anticipate that we will pay any dividends in the future.

ITEM 6 - PLAN OF OPERATION

General discussion.

PR Specialists began implementing phases of its business plan in March 2000. We began by purchasing and installing office equipment, a computer, editorial database software and web site development software. We purchased the domain name www.PRspecialists.com, developed our initial web site and have developed a database of over 3,000 editorial contacts in various media. The costs for providing the nominal services are not material and are included within the professional services item of our financial statements.

Our web site presents a variety of information that we believe will be of interest to future customers. We provide several categories of information, including:

o our services - information about the publicity services we offer
o rates - a section for potential customers to obtain quotes from us
o benefits of publicity - the benefits of publicity and advantages of using it to promote web sites and products
o about us - a description and background of us
o employment - an explanation of the types of employees we are seeking
o news - current information about us
o contact us - our address, phone/fax number and email address
o samples - we show examples of publicity that has appeared in various prominent magazines and newspapers.

We believe that the most important portion of our web site is the section that displays examples of publicity that have been generated by our president. The samples demonstrate the wide range of editorial contacts that we posses and our ability to pitch stories to the media. Our publicity examples include front page articles on magazines, full-page articles in newspapers, announcements of new products, product reviews, and scans of our clients appearing on CNN and other TV stations.

As a result of the initial samples, we have been able to identify several individuals and entities that were interested in us to publicize their business and in some cases create and host their web sites. In return for not charging them for our nominal services, each has agreed to serve as a reference for us, which we believe, will help us in getting paying customers. One such client is an entertainment site created by PR Specialists for former San Francisco Chronicle columnist Jim Brachman at http://www.Brachman.com. Other clients include DigitalPayloads, DigitalXposure and Fightnews.com for which we have provided various consulting services pertaining to their PR strategies. The costs for providing the nominal services are not material and are included within the professional services item of our financial statements.

Based upon our samples and our references, we have had several early-stage discussions with individuals that are considering hiring us to publicize their products and services. The discussions are ongoing, have not led to any contract as of the date of this date and we can not assure you that they will lead to any revenues.

Since early March 2000, we began to identify publicists that could be retained as contractors or full-time employees. Other small companies have been identified for strategic relationships or possible acquisitions due to the complementary nature of their business and their desirable client base. Based upon our recent conversations with qualified individuals, we are comfortable that we can secure appropriate publicists and account representatives as needed and in an economical manner, to satisfy a wide variety of possible publicist projects from future clients. To date, we have not retained any contractors or employees. We plan to continue to identify suitable publicists so that we have a wide range to select from we need them.

Beginning in the third quarter of 2000, we began to identify an account representative that will obtain contracts for publicity clients. This individual would be compensated on a salary/commission basis, which would be calculated from the total revenues we receive as a result of their efforts.

Revenues.

We have generated only $12,140 of revenues since incorporation (approximately $9,000 of these revenues resulted from barter transactions which did not result in us receiving cash for our services). We intend to generate additional revenue by offering a range of services to generate publicity that will help clients promote their businesses. In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. We intend to bill the majority of our engagements on a time and materials basis, although we also intend to deliver solutions on a fixed-price basis.

Cost of revenues.

As we grow, our operating expenses will increase in connection with building and maintaining our team of publicists, sales, general and administrative needed to support our growth.

Publicity expenses will consist primarily of compensation for publicists that provide us with creative writing, editorial contacts and the skills to pitch stories to the media. We expect to significantly increase our publicist, sales and support staff expenses in absolute dollars as we secure new clients. Some of these expenses may be paid through the issuance of shares.

Sales and marketing expenses will consist primarily of compensation for account executives, travel, public relations, sales and other promotional materials, trade shows, advertising, and other sales and marketing programs. We expect to continue to increase our sales and marketing expenses in absolute dollars in future periods to promote our brand, to pursue our business development strategy and to increase the size of our sales force. Some of these expenses may be paid through the issuance of shares.

General and administrative expenses will consist primarily of compensation for personnel and fees for outside professional advisors. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods as we continue to add staff and infrastructure to support our expected domestic and international business growth and bear the increased expense associated with being a public company. Some of these expenses may be paid through the issuance of shares.

We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of net revenue generated from clients. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Limited operating history

Our limited operating history makes predicting future operating results very difficult. We believe that you should not rely on our current operating results to predict our future performance. You must consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. We may not be successful in addressing these risks and difficulties.

Our fiscal year ends December 31.

Results of operations

For the period March 21, 2000 to December 31, 2000, we generated $12,140 in operating revenues and incurred a net loss of approximately $1,004,200. Our expenses consist primarily of stock based compensation and consulting fees ($900,000 and $37,400 respectively; the value of these shares was based on our offering price of $0.20 per share) and non-cash employee compensation of $48,750. We have also incurred certain organizational costs including accounting, incorporation and state fees as well as the purchase of office supplies and communications expenses.

In the months of April and May, we provided www.brachman.com, Digital Payloads, DigitalXposure and www.fightnews.com nominal services valued at $5,000, $2,500, $250 and $1,200 respectively. The aggregate value of the services was $8,950 and was bartered for an equal amount of value, payable by each company by serving as a reference to our potential clients. The barter transactions were entered into so that we can build our client list and reduce the cash needed to establish third-party references to be utilized in our marketing campaigns.

The results of operations for the period March 21, 2000 to December 31, 2000 are not indicative of the results for any future interim period. We expect to expand our business and client base, which will require us to increase our sales and marketing and to hire additional employees, which will result in increasing expenses.

Liquidity and capital resources

Our operating and capital requirements have exceeded our cash flow from operations as we have been building our business. During the period March 21, 2000 to June 30, 2000 we used cash of approximately $16,500 for operating and investing activities, which have been primarily funded by $69,500 of contributed capital and $5,792 in advances from our president. At December 31, 2000, we had $59,269 of cash.

We expect to make expenditures of at least $100,000 during the twelve months following the closing of this offering. These expenditures will be used to continue web site development, recruiting employees, payroll, begin sales and marketing and for general working capital.

Because we do not currently have the funds in place to make the aforementioned expenditures, and because we anticipate incurring net losses for the foreseeable future, our ability to continue as a going concern is dependent upon obtaining additional capital and financing for our planned operations.

Need for additional financing.

We need to raise at least $50,000 from the sale of our shares to maintain our operations for at least 12 months. If we are unable to raise these funds we will not remain as a viable going concern and investors may lose their entire investment.

Limited operating history.

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for public relations, our limited operating history and the uncertainty as to the broad acceptance of the web and Internet. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions would have a material adverse effect on our business, results of operations and financial condition.

Material agreements

To date, we have not entered into any material arrangements with any corporate customer.

In March 2000, we entered into a one year employment agreement with Bryan Eggers, our president. Mr. Eggers will be compensated at the rate of $65,000 per year. However, this agreement is not yet effective, and no compensation is to be paid and/or accrued until we raise gross investment proceeds exceeding $100,000, or when client revenues are sufficient to provide a full or partial salary.

CAUTIONARY STATEMENT

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Corporation's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. The Corporation undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 7 - FINANCIAL STATEMENTS

PR Specialists, Inc.
(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of PR Specialists, Inc.:

We have audited the accompanying balance sheet of PR Specialists, Inc. (the “Company”), a development stage enterprise, as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for the period March 21, 2000 (date of incorporation) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the period March 21, 2000 (date of incorporation) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage and will require a significant amount of capital to commence its planned principal operations and proceed with its business plan. As of the date of these financial statements, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations and/or implement its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery, Crouse & Hohl, P.A.
April 13, 2001
Tampa, FL

PR Specialists, Inc.
(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2000

ASSETS
CURRENT ASSETS -
Cash and cash equivalents	$ 59,269

Total	$ 59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES – Advances from stockholder	$ 5,792

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-
Common stock - $0.001 par value; authorized 20,000,000 common shares; 5,034,000 shares issued and outstanding	5,034
Additional paid-in capital	1,052,600
Deficit accumulated during the development stage	(1,004,157)

Total stockholders’ equity	53,477

Total	$ 59,269

See notes to financial statements.

PR Specialists, Inc.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For the Period March 21 2000 (date of incorporation) to December 31, 2000

REVENUES	$12,140

EXPENSES:
Stock based compensation - related party	900,000
Stock based consulting fees	37,400
Employee compensation	48,750
Professional fees	12,202
Marketing	8,950
Other	8,995

Total expenses	1,016,297

NET LOSS	$(1,004,157)

Net Loss Per Share- Basic and diluted	$(.02)

Weighted Average Number of Shares Outstanding	4,594,200

See notes to financial statements.

PR Specialists, Inc.
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIOD MARCH 21, 2000
(date of incorporation) TO DECEMBER 31, 2000

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, March 21, 2000 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock to founders	4,500,000	4,500	895,500		900,000
Services contributed by founding stockholders			50,250		50,250
Capital contribution from majority stockholder			584		584
Issuance of common stock for other services	187,000	187	37,213		37,400
Issuance of common stock for cash	347,000	347	69,053		69,400

Net loss				(1,004,157)	(1,004,157)

Balances, December 31, 2000	5,034,000	$ 5,034	$1,052,600	$(1,004,157)	$53,477

See notes to financial statements.

PR Specialists, Inc.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

For the period March 21, 2000 (date of incorporation) to December 31, 2000
Cash Flows From Operating Activities
Net loss	$ (1,004,157)
Adjustment to reconcile net loss to net cash used by operating activities:
Stock based compensation	900,000
Stock based consulting fees	37,400
Other non-cash employee compensation	48,750
Other non-cash expenses	1,500

Net Cash Used by Operating Activities	(16,507)

Cash Flows From Financing Activities:
Capital contribution from majority stockholder	584
Advances from stockholder	5,792
Proceeds from issuance of common stock	69,400

Net Cash Provided by Financing Activities	75,776

Net Increase (decrease) In Cash and Cash Equivalents	59,269

Cash and Cash Equivalents at Beginning of Period	-

Cash and Cash Equivalents at End of Period	$ 59,269

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0
Income Taxes	$ 0

See notes to financial statements.

PR Specialists, Inc.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

PR Specialists, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 21, 2000. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and intend to provide publicity services to small and medium size companies. Our planned principal operations have not commenced; therefore most of our accounting policies and procedures have not yet been established.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate that we will incur net losses for the foreseeable future and that we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance ours planned principal operations and implement our business plan. Our plans include selling shares of our common stock through our public offering (see Note G), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – BARTER TRANSACTIONS

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we entered into various barter transactions whereby we provided certain publicity services having an estimated fair market value of $8,950 to various customers in exchange for content and reference services. These services, and the related services provided to us by our customers, have been reflected as revenues and marketing expenses, respectively, in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

On the date of incorporation, 4,500,000 shares of our common stock were issued to our founding stockholders. The value of these services, which was based on the number, and fair value of shares issued, has been reflected as stock based compensation in the accompanying statement of operations.

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we recognized $48,750 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during this period. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statement of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation) to December 31, 2000. Because no consideration was exchanged for these services, the amounts have been reflected as increases in additional paid-in capital in the accompanying balance sheet and statement of stockholder’s equity.

Our founding stockholders periodically advance funds to us. These advances, which have a remaining balance of approximately $5,800 as of December 31, 2000, were, and are unsecured, non-interest bearing and due on demand.

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we issued 187,000 shares of our common stock as consideration for certain consulting services. The value of these services, which was based on the number, and fair value, of shares issued ($.20 per share based on the price at which other shares were being offered at the time the services were rendered), has been reflected as stock based consulting fees in the accompanying statement of operations.

NOTE E- INCOME TAXES

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2000, we had a net operating loss carryforward of approximately $16,500 for income tax purposes. The carryforward will be available to offset future taxable income through the year ended December 31, 2020. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109

NOTE F – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 2000; accordingly basic and diluted net loss per share are identical for the period March 21, 2000 (date of incorporation) to December 31, 2000.

NOTE G – COMMON STOCK OFFERING

In August, 2000, our registration statement with the SEC to sell up to 3,125,000 shares of our common stock at $0.20 per share, was declared effective. The offering is on a best-efforts, no minimum basis. As such, we have the immediate use of any funds arising from stock sales to finance our operations. Through December 31, 2000, we have issued approximately 534,000 shares of our common stock under this offering. The offering is scheduled to close in August of 2001.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table and subsequent discussion contains information concerning our director and executive officer, who will serve in the same capacity with us upon completion of the offering. Our executive officer was elected to his position in March 2000.

Name	Age	Title
Bryan Eggers	51	President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Mr. Eggers has served as President and Director since March 2000. From November 1999 until March 2000, he served as an independent public relations consultant. From December 1998 until November 1999, he served as vice president of public relations of CDbeat.com, an Internet music software company. From August 1998 until December 1998, Mr. Eggers served as an independent public relations consultant. From May 1996 until August 1998, Mr. Eggers served as the Marketing Communications Manager of Luckman Interactive, an Internet software development company. From April 1994 until May 1996, Mr. Eggers served as a Public Relations Specialist for the Dataproducts Division of Hitachi, a computer printer manufacturer. From May 1993 until April 1994, Mr. Eggers served as a consultant for public relations and marketing for Now-Online, Inc., an Internet service provider.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

CONFLICTS OF INTEREST

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between PR Specialists, Inc. and his other business activities.

No proceeds from this offering will be used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter. No proceeds from this offering will be loaned to our sole officer and director. We also will not use proceeds of this offering purchase the assets of any company, which is beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 10 - EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Mr. Eggers is currently employed by PR Specialists, Inc. at an annual salary of $65,000 per annum according to a one year written employment agreement signed on March 21, 2000. Mr. Eggers is not accruing or entitled to any compensation and will not be paid until we raise at least $100,000 from this offering, or when client revenues are sufficient to provide a full or partial salary. His employment agreement provides for reimbursement of business related expenses, two weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by us and bonus entitlement. Until there is an independent board member, Mr. Eggers has verbally agreed not to receive any benefits or bonus from PR Specialists, Inc. The employment contract also contains standard non-compete, termination, confidentiality and other clauses.

We do not presently have a stock option plan but intend to develop an incentive-based stock option plan for our officers and directors in the future and may reserve shares of our authorized common stock for that purpose.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the beneficial ownership of our common stock before and after giving effect to the sale of the maximum number of shares of common stock offered. All shareholders have sole voting and investment power over the shares beneficially owned. Included within this table is information concerning each stockholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options. Although our officer may purchase shares in this offering, the following amounts assume that our officer does not purchase any additional shares.

Beneficial ownership class of common stock	shares owned	Percentage of shares
Bryan Eggers 6041 Pomegranate Lane Woodland Hills, California 91367	3,150,000	62.57%
Joel Arberman 8384 Roswell Road, Suite K Atlanta, Georgia 30350	1,500,000	29.79

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 21, 2000, we issued 4,500,000 shares of our common stock to our founding stockholders – 3,000,000 to our President (Bryan Eggers) and 1,500,000 shares to Mr. Joel Arberman. These shares were issued as consideration nominal corporate organization services provided.

Mr. Eggers, our President, provides various equipment and a portion of his home for office space for no consideration. The value of this equipment and office space are not considered significant.

All future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORMS 8-K

Exhibits - None.
Financial Statement Schedules - None.
Reports on Form 8-K - None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR SPECIALISTS, INC.

By: /s/ Bryan Eggers
Chief Executive Officer

Dated: April 13, 2001

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Bryan Eggers	Director, Chief Accounting Officer	April 13, 2001