Form 10QSB
period 2001-03-31
PR SPECIALISTS INC
filed 2001-05-14
CIK 1111710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _________ to _________ .

Commission File Number: 333-34686

PR SPECIALISTS, INC.
(Exact name of registrant as specified in charter)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

5,034,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( x ) NO ( )

PR SPECIALISTS, INC.
INDEX TO FORM 10-QSB

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	March 31, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 49,599	$ 59,269

TOTAL	$ 49,599	$ 59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES - Advances from stockholder	$ 388	$ 5,792

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-	-
Common stock - $0.001 par value; authorized 20,000,000 common shares; 5,034,000 shares issued and outstanding	5,034	5,034
Additional paid-in capital	1,068,850	1,052,600
Deficit accumulated during the development stage	(1,024,673)	(1,004,157)
Total Stockholders’ Equity	49,211	53,477

TOTAL	$ 49,599	$ 59,269

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the Period March 21, 2000 (date of incorporation) to March 31, 2001

REVENUE	$ 1,290	$ -	$ 13,430

EXPENSES:
Stock based compensation – related party	-	900,000	900,000
Stock based consulting fees	-	-	37,400
Employee compensation	16,250	-	65,000
Professional fees	4,820	1,500	17,022
Marketing	-	-	8,950
Office expenses	736	3,584	9,731

Total expenses	21,806	905,084	1,038,103

NET LOSS	$ (20,516)	$ (905,084)	$ (1,024,673)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.20)	$ (.20)

Weighted Average Number of Shares Outstanding	5,034,000	4,500,000	5,034,000

SEE NOTES TO FINANCIAL STATEMENTS

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	5,034,000	$ 5,034	$1,052,600	$ (1,004,157)	$ 53,477

Contribution of services by employee			16,250		16,250

Net Loss				(20,516)	(20,516)

Balances, March 31, 2001	5,034,000	$ 5,034	$1,068,850	$ (1,024,673)	$ 49,211

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the period March 21, 2000 (date of incorporation) to March 31, 2001
Cash Flows From Operating Activities:
Net loss	$ (20,516)	$ (905,084)	$ (1,024,673)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	904,500	900,000
Stock based consulting fees	-	-	37,400
Other non-cash expenses	-	-	1,500
Non-cash compensation	16,250	-	65,000
Net Cash Used In Operating Activities	(4,266)	(584)	(20,773)

Cash Flows From Financing Activities
Issuance of common stock		584	69,400
Increase (decrease) in advances from stockholder	(5,404)	-	388
Capital contribution from stockholder	-	-	584
Net Cash (Used in) Provided by Financing Activities	(5,404)	-	70,372

Net Increase (decrease) In Cash and Cash Equivalents	(9,670)	-	49,599

Cash and Cash Equivalents at Beginning of Period	59,269	-	-

Cash and Cash Equivalents at End of Period	$ 49,599	$ -	$ 49,599

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate that we will incur net losses for the foreseeable future and that we will require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Accordingly, our ability to continue as a going concern is dependent upon our ability to secure an adequate amount of capital to finance our planned principal operations and implement our business plan. Our plans include selling shares of our common stock through our public offering (see Note G), however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

During the period March 21, 2000 (date of incorporation) to March 31, 2001, we recognized $65,000 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during this period. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statement of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation) to December 31, 2000. Because no consideration was exchanged for these services, the amounts were reflected as increases in additional paid-in capital.

Our founding stockholders periodically advance funds to us. These advances, which have a remaining balance of approximately $388 as of March 31, 2001, were, and are unsecured, non-interest bearing and due on demand.

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

NOTE E- INCOME TAXES

During the period March 21, 2000 (date of incorporation) to March 31, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2001, we had a net operating loss carryforward of approximately $20,800 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE F – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There have been no common equivalent shares outstanding since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE G – COMMON STOCK OFFERING

In August 2000, our registration statement with the SEC to sell up to 3,125,000 shares of our common stock at $0.20 per share was declared effective. The offering is on a best-efforts, no minimum basis. As such, we have the immediate use of any funds arising from stock sales to finance our operations. Through March 31, 2001, we have issued approximately 534,000 shares of our common stock under this offering. The offering is scheduled to close in August of 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash, which arose substantially from sales of our common stock, we have no assets. In addition, since our inception, we have only generated $13,430 of revenues (approximately $9,000 of which resulted from barter transactions which did not result in us receiving cash for our services).

For the three months ended March 31, 2001 and 2000, respectively, we generated revenues of $1,290 and $0, and incurred respective net losses of $20,516 and $905,084 (of which $16,250 and $900,000 arose from non-cash employee compensation and stock based compensation).

The expenses we have incurred to date are primarily from our efforts to establish clients and expand our business operations. Because we do not plan to incur any significant expenditures until and unless we are able to raise funds through our public offering, we believe we have adequate cash to maintain our operations for the next year. However, in order for us to proceed with our business plan, we need to raise additional equity of at least $50,000. This amount, coupled with our cash on hand as of March 3,1 2001 would allow us to meet our projected expenditures for the twelve month period following the close of the offering. These expenditures will be used principally for web site development, recruiting employees and payroll. Through the date of this 10-QSB, we have sold 347,000 shares of our offering, which sales have resulted in proceeds to us of approximately $69,000.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

SIGNATURE	TITLE	DATE
/s/ Bryan Eggers	Director, Chief Accounting Officer	May 14, 2001