Form 10QSB
period 2001-06-30
PR SPECIALISTS INC
filed 2001-08-20
CIK 1111710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2001.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2001.

5,034,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

PR SPECIALISTS, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of June 30, 2001 and December 31, 2000	3
Statements of Operations for the three and six months ended June 30, 2001, the three months ended June 30, 2000, and the periods March 21, 2000 (date of incorporation) to June 30, 2000 and 2001	4
Statement of Stockholders' Equity for the six months ended June 30, 2001	5
Statements of Cash Flows for the three and six months ended June 30, 2001, the three months ended June 30, 2000, and the periods March 21, 2000 (date of incorporation) to June 30, 2000 and 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	June 30, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS :
Cash and cash equivalents	$ 41,523	$ 59,269
Prepaid assets	5,000	-

TOTAL	$ 46,523	$ 59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES- Due to shareholder	$ -	$ 5,792

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 5,034,000 shares issued and outstanding	5,034	5,034
Additional paid-in capital	1,085,100	1,052,600
Deficit accumulated during the development stage	(1,043,611)	(1,004,157)
Total stockholders' equity	46,523	53,477

TOTAL	$ 46,523	$ 59,269

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the Period March 21, 2000 (date of incorporation) to June 30, 2000	For the Period March 21, 2000, (date of incorporation) to June 30, 2001

REVENUES:	$500	$1,790	$8,950	$8,950	$13,930

EXPENSES:
Stock based compensation - related party	-	-	-	900,000	900,000
Stock based consulting fees	-	-	-	-	37,400
Employee compensation	16,250	32,500	16,250	16,250	81,250
Professional fees	2,837	7,657	3,979	5,479	19,859
Marketing	-	-	8,950	8,950	8,950
Office and other	351	1,087	1,692	2,276	10,082

Total expenses	19,438	41,244	30,871	932,955	1,057,541

NET LOSS	$(18,938)	$(39,454)	$(21,921)	$(924,005)	$(1,043,611)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.21)	$(0.22)

Weighted Average Number of Shares Outstanding	5,034,000	5,034,000	4,500,000	4,500,000	4,764,700

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2001
(Unaudited)

	Common Stock			Additional Paid-In	Deficit Accumulated During the Development
	Shares		Amount	Capital	Stage	Total

Balances, December 31, 2000	$5,034,000	$	$ 5,034	$1,052,600	$(1,004,157)	$53,477

Contribution of services by employee				32,500		32,500

Net Loss					(39,454)	(39,454)

Balances, June 30, 2001	$5,034,000		$5,034	$1,085,100	$(1,043,611)	$46,523

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2001	For the six months ended June 30, 2001	For the three months ended June 30, 2000	For the period March 21, 2000 (date of incorp-oration to June 30, 2000	For the period March 21, 2000 (date of incorp- oration) to June 30, 2001
Cash Flows From Operating Activities:
Net loss	$(18,938)	$(39,454)	$(21,921)	$(924,005)	$(1,043,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	-	-	900,000	900,000
Stock based consulting fees			-	-	37,400
Other non-cash compensation	16,250	32,500	16,250	17,750	82,750
Increase in prepaid assets	(5,000)	(5,000)	-	-	(5,000)
Net Cash Used by Operating Activities	(7,688)	(11,954)	(5,671)	(6,255)	(28,461)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	-	-	69,400
Net change in due from affiliate	(388)	(5,792)	5,671	5,671	-
Capital contribution	-	-	-	584	584
Net Cash Provided by Financing Activities	(388)	(5,792)	5,671	6,255	69,984

Net Increase (decrease) In Cash and Cash Equivalents	(8,076)	(17,746)	-	-	41,523

Cash and Cash Equivalents at Beginning of Period	49,599	59,269	-	-	-

Cash and Cash Equivalents at End of Period	$41,523	$41,523	$-	$-	$41,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate (1) that we will incur net losses for the foreseeable future, and (2) require a significant amount of capital to commence our planned principal operations and proceed with our business plan. Since we do not currently engage in business activities that provide significant cash flow, our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations begin to provide sufficient cash flow to pay our expenses and implement our business plan. Our plans include selling shares of our common stock through private placements however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – BARTER TRANSACTIONS

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we entered into various barter transactions whereby we provided certain publicity services having an estimated fair market value of $8,950 to various customers in exchange for content and reference services. These services, and the related services provided to us by our customers, have been reflected as revenues and marketing expenses, respectively, in the statement of operations.

NOTE D - RELATED PARTY TRANSACTIONS

On the date of incorporation, 4,500,000 shares of our common stock were issued to our founding stockholders. The value of these services, which was based on the number, and fair value of shares issued, has been reflected as stock based compensation in the accompanying statement of operations.

During the period March 21, 2000 (date of incorporation) to June 30, 2001, we recognized $81,250 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during this period. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statement of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation) to December 31, 2000. Because no consideration was exchanged for these services, the amounts were reflected as increases in additional paid-in capital.

Our founding stockholders have periodically advanced funds to us. These advances, which have been paid as of June 30, 2001, were unsecured, non-interest bearing and due on demand.

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

NOTE E- INCOME TAXES

During the period March 21, 2000 (date of incorporation) to June 30, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2001, we had a net operating loss carryforward of approximately $23,500 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended June 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE G – COMMON STOCK OFFERING

In August 2000, our registration statement with the SEC to sell up to 3,125,000 shares of our common stock at $0.20 per share was declared effective. The offering, which closed in August 2001, was on a best-efforts, no minimum basis, and resulted in the sale of 534,000 shares of our common stock.

NOTE H – COMMITMENTS

On June 20, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $10,000 (consisting of a $5,000 retainer paid in June 2001 and payments of $2,500 due in August and October 2001). The $5,000 has been reflected as a prepaid asset in the accompanying balance sheet.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and six months ended June 30, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash (which arose substantially from sales of our common stock) and a prepaid asset of $5,000, we have no assets. In addition, since our inception, we have only generated $13,930 of revenues (approximately $9,000 of which resulted from barter transactions which did not result in us receiving cash for our services).

During the three and six months ended June 30, 2001, the three months ended June 30, 2000, and the period March 21, 2000 (date of incorporation) to June 30, 2000, we incurred expenses of approximately $19,400, $41,200, $30,900 and $933,000, respectively. These expenses included non-cash compensation and consulting fees of approximately $16,300, $32,500, $16,300 and $917,800, respectively.

Since our inception, we have incurred approximately $1,057,500 of expenses; approximately $29,900 of which resulted in the outlay of cash. These expenses, which were funded by approximately $69,000 of proceeds received from our common stock, resulted primarily from our efforts to establish clients and expand our business operations. Because we do not plan to incur any significant expenditures until and unless we are able to raise funds through sales of our common stock, we believe we have adequate cash to maintain our operations for the next year. However, in order for us to proceed with our business plan, we need to raise additional equity of at least $50,000. This amount, coupled with our cash on hand as of June 30, 2001 would allow us to meet our projected expenditures for the twelve-month period following the close of the offering. These expenditures will be used principally for web site development, recruiting employees and payroll. If was re unable to raise additional capital, we will not have the cash in place to meet our required and/or projected expenditures for the next twelve months.

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

SIGNATURE	TITLE	DATE
/s/ Bryan Eggers	Director, Chief Accounting Officer	August 20, 2001