Form 10QSB
period 2001-09-30
PR SPECIALISTS INC
filed 2001-11-14
CIK 1111710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2001.

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 2001.

5,034,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

PR SPECIALISTS, INC.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of September 30, 2001 and December 31, 2000	3
Statements of Operations for the three and nine months ended September 30, 2001, the three months ended September 30, 2000, and the periods March 21, 2000 (date of incorporation) to September 30, 2000 and 2001	4
Statement of Stockholders' Equity for the nine months ended September 30, 2001	5
Statements of Cash Flows for the three and nine months ended September 30, 2001, the three months ended September 30, 2000, and the periods March 21, 2000 (date of incorporation) to September 30, 2000 and 2001	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	11
Item 2. Changes in Securities	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Securities Holders	11
Item 5. Other Information	11
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	12

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

ASSETS	September 30, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS :
Cash and cash equivalents	$12,034	$ 59,269
Prepaid assets	31,000	-

TOTAL	$43,034	$ 59,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES- Due to shareholder	$ 848	$ 5,792

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 20,000,000 shares authorized; 5,034,000 shares issued and outstanding	5,034	5,034
Additional paid-in capital	1,101,350	1,052,600
Deficit accumulated during the development stage	(1,064,198)	(1,004,157)
Total stockholders' equity	42,186	53,477

TOTAL	$43,034	$ 59,269

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the Period March 21, 2000 (date of incorporation) to September 30, 2000	For the Period March 21, 2000, (date of incorporation) to September 30, 2001

REVENUES	$475	$2,265	$3,190	$12,140	$14,405

EXPENSES:
Stock based compensation - related party	-	-	-	900,000	900,000
Stock based consulting fees	-	-	-	-	37,400
Employee compensation	16,250	48,750	16,250	32,500	97,500
Professional fees	3,498	11,155	2,416	7,895	23,357
Marketing	-	-	-	8,950	8,950
Office and other	1,314	2,401	1,849	4,125	11,396

Total expenses	21,062	62,306	20,515	953,470	1,078,603

NET LOSS	$(20,587)	$(60,041)	$(17,325)	$(941,330)	$(1,064,198)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.21)	$(0.22)

Weighted Average Number of Shares Outstanding	5,034,000	5,034,000	4,500,000	4,500,000	4,809,000

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2001
(Unaudited)

	Common Stock			Additional Paid-In	Deficit Accumulated During the Development
	Shares		Amount	Capital	Stage	Total

Balances, December 31, 2000	$5,034,000	$	$ 5,034	$1,052,600	$(1,004,157)	$53,477

Contribution of services by employee				48,750		48,750

Net Loss					(60,041)	(60,041)

Balances, September 30, 2001	$5,034,000		$5,034	$1,101,350	$(1,064,198)	$42,186

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended September 30, 2001	For the nine months ended September 30, 2001	For the three months ended September 30, 2000	For the period March 21, 2000 (date of incorp-oration to September 30, 2000	For the period March 21, 2000 (date of incorp- oration) to September 30, 2001
Cash Flows From Operating Activities:
Net loss	$(20,587)	$(60,041)	$(17,325)	$(941,330)	$(1,064,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	-	900,000	900,000
Stock based consulting fees			-	-	37,400
Other non-cash compensation	16,250	48,750	16,250	34,000	99,000
Increase in prepaid assets	(26,000)	(31,000)	-	-	(31,000)
Net Cash Used in Operating Activities	(30,337)	(42,291)	(1,075)	(7,330)	(58,798)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	-	-	69,400
Net change in due to shareholder(s)	848	(4,944)	1,815	7,486	848
Capital contribution	-	-	-	584	584
Net Cash Provided by (Used in) Financing Activities	848	(4,944)	1,815	8,070	70,832

Net Increase (decrease) In Cash and Cash Equivalents	(29,489)	(47,235)	740	740	12,034

Cash and Cash Equivalents at Beginning of Period	41,523	59,269	-	-	-

Cash and Cash Equivalents at End of Period	$12,034	$12,034	$740	$740	$12,034

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-

Cash paid for income taxes	$-	$-	$-	$-	$-

SEE NOTES TO FINANCIAL STATEMENTS.

PR SPECIALISTS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

PR Specialists, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 21, 2000. We have recently signed a lease/purchase agreement to acquire the domain name Boxing.com (see Note H), however as of September 30, 2001, we are still considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. In connection with such lease/purchase, we have developed, published and are maintaining the Boxing.com web site which was launched on October 5, 2001. The website provides enthusiasts with a variety of services pertaining to boxing, including up-to-date news and information, results, event schedules, rankings, chat and message boards.

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and anticipate (1) that we will incur net losses for the foreseeable future, and (2) require additional capital to proceed with the implementation and development of our business. Since we do not currently engage in business activities that provide significant cash flow, our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations begin to provide sufficient cash flow to offset our expenses. Our plans will include selling shares of our common stock through private placements however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

During the period March 21, 2000 (date of incorporation) to September 30, 2001, we recognized $97,500 of employee compensation. We believe this amount represents the fair value of services provided to us by our president during this period. Because this compensation will not be paid, now or in the future, this amount has been reflected as an increase in additional paid-in capital in the accompanying balance sheet. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statement of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation) to December 31, 2000. Because no consideration was exchanged for these services, the amounts were reflected as increases in additional paid-in capital.

Our founding stockholder(s) periodically advance funds to us. These advances are and were unsecured, non-interest bearing and due on demand.

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

NOTE E- INCOME TAXES

During the period March 21, 2000 (date of incorporation) to September 30, 2001, we recognized losses for both financial and tax reporting purposes. As such, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At September 30, 2001, we had a net operating loss carryforward of approximately $28,000 for income tax purposes. The carryforward will be available to offset future taxable income through the period ended September 30, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE H – COMMITMENTS

On June 20, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $10,000. As of September 30, 2001, we have paid $7,500 under this arrangement; $6,000 of which has been included in prepaid assets in the accompanying balance sheet.

On September 14, 2001, we signed an agreement with Communicate.com to lease, with an option to purchase, the Internet domain name Boxing.com. The lease term is for a period of twelve months and requires total payments of $55,000 ($25,000 of which was paid at closing and $30,000 of which is due on March 14, 2001). The $25,000 paid at closing has been included in prepaid expenses in the accompanying balance sheet. In addition, we have the option to purchase the Internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of our common stock. If we elect to purchase the aforementioned domain name, we will be required to pay (1) $250,000 (or issue 250,000 shares of our common stock) no later than October 29, 2002 and (2) $275,000 (or issue 275,000 shares of our common stock) no later than April 28, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000 and the financial statements as of and for the three and nine months ended September 30, 2001, the three months ended September 30, 2000 and the period March 21, 2000 (date of incorporation) to September 30, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. With the exception of certain cash (which arose substantially from sales of our common stock) and prepaid assets of $31,000, we have no assets. In addition, since our inception, we have generated approximately $14,400 of revenues (approximately $9,000 of which resulted from barter transactions which did not result in us receiving cash for our services).

During the three and nine months ended September 30, 2001, the three months ended September 30, 2000, and the period March 21, 2000 (date of incorporation) to September 30, 2000, we incurred expenses of approximately $21,100, $62,300, $20,500 and $953,500, respectively. These expenses included non-cash compensation and consulting fees of approximately $16,300, $48,800, $16,300 and $934,000, respectively.

Since our inception, we have incurred approximately $1,078,600 of expenses; approximately $33,200 of which resulted in the outlay of cash.  These expenses, which were funded primarily by approximately $69,000 of proceeds received from our common stock, resulted primarily from our efforts to establish clients and expand our business operations.  We plan to incur significant expenditures and will need to raise at least $437,000 through sales of our common stock to maintain our operations for the next twelve months. This amount, coupled with our cash on hand as of September 30, 2001 would allow us to meet our projected expenditures for the next twelve-month period of operation.  These expenditures will be used principally for further web site development, sales and marketing efforts, and payroll.  If we are unable to raise this required additional capital, we will not have the cash in place to meet our required and/or projected expenditures for the next twelve months and will have to terminate our operations."

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

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  Lease Purchase Agreement dated September 14, 2001 between Communicate.com Inc., and us.

  Reports on Form 8-K.

On September 17, 2001 we filed a Current Report on Form 8-K to report a Plan of Acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ Bryan Eggers	Director, Chief Accounting Officer	November 14, 2001