Form 10KSB
period 2001-12-31
PR SPECIALISTS INC
filed 2002-04-15
CIK 1111710

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20459

FORM 10-KSB

( X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934.

For the Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: $4,254

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2002 was $576,000. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 2002. 5,034,000 Common Shares

Documents Incorporated By Reference - NONE

Transitional small business disclosure format. ___ Yes _X_No

PR Specialists, Inc.
FORM 10 - KSB

PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

General description:

We publish Boxing.com and provide publicity services for small to medium-sized companies.

1. Principal products or services and their markets:

Boxing.com

Boxing.com is a leading destination for boxing enthusiasts and fans that provides a convenient and informative source for the latest Boxing News, Information, Event Schedules, Rankings, Products and Services. The site gives members an interactive experience with real-time Chat and Message Board. A variety of merchandising and marketing opportunities allow vendors and advertising partners to take advantage of an audience of active, online buyers. Our president is the designer, editor and publisher of Boxing.com.

News. Boxing.com publishes up-to-the-minute boxing news as provided by writers and other boxing experts who contribute original content to the site. These articles include news about upcoming events, interviews, results, analysis, commentary and profiles of boxers.

Press Releases. The site publishes press releases provided by promoters, matchmakers, publicists, and other sources in the boxing industry.

Columnists. Several regular columnists contribute weekly articles about boxing.

Message Board. Members can use this feature to publicly exchange messages about boxing. Over 25,000 new messages are posted each month.

Photo Gallery. This feature displays about 300 photos of recent boxing matches, fighters and celebrities. New photos are contributed by freelance photographers and boxing publicists.

Chat Rooms. Members can enter “real time” chat rooms to experience live communications with other boxing fans.

Boxing Schedules. The site includes a list of upcoming boxing matches around the world.

Merchandise. Books and videos related to boxing are sold through an affiliate program with Amazon.com.

Betting Odds. The current betting odds for upcoming fights are available. This information is provided by SportsBetting.com, which also pays Boxing.com a commission on winning bets placed through our site.

Newsletter. A free newsletter is sent to those who register. The newsletter contains a summary of recent news with clickable links to the articles on the Boxing.com web site.

Newsletter Registration. Users who register for the free newsletter are offered various opt-in opportunities. This feature is managed by Aptimus, who pays Boxing.com a commission on opt-in selections.

Advertising Opportunities. Boxing.com was designed to accommodate a wide variety of ads sizes including standard banners, button ads, and skyscrapers. Ad space is also available in our newsletter

Publicity Services

- Strategy consulting. We conduct a thorough study of a client's marketing goals to determine the ways in which publicity solutions can be used to help achieve these goals. We would deliver our recommendations, which would define the strategic basis for a comprehensive publicity solution that takes into account the client's budget, timeline and available resources.

- Publicity plan. We translate the client’s marketing goals into a plan that utilizes various publicity techniques to meet the client’s requirements. Our objective is to provide a complete, effective, publicity solution that can be implemented by a team of specialists to produce maximum editorial exposure and achieve the desired results.

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

- Editorial calendars. We analyze the editorial calendars of magazines and newspapers to identify upcoming articles that can include coverage for our clients. This will ensure that the client is included in all articles related to the client's business.

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

2. Distribution methods of the products or services:

Boxing.com

Traffic to Boxing.com has increased from 400,000 page views in October 2001 to its current average monthly rate of 1.5 million page views. This increase was accomplished using a variety of techniques.

Cross-links. Boxing.com exchanges links and banner ads with other boxing and sports sites on the Internet. We currently have over 1,500 incoming links from other web sites.

Syndication. We have a syndication agreement with Moreover.com, a news syndication service. When a new article is published on Boxing.com, the headline appears on Moreover’s boxing news feed. This feed is offering free by Moreover to sports news sites. Clicking on a headline brings the user back to Boxing.com to read the article.

Search Engines. Entering the word “boxing” in Google.com, the leading search engine, displays Boxing.com in the #1 position (out of 2,340,000 matches).

News briefs. We often provide other smaller boxing sites with the first paragraph of a breaking news story, followed by a link to read the complete story at Boxing.com.

Type-in traffic. Boxing.com is often the first choice of anyone looking for boxing news on the Internet.

Publicity

Although our focus is on publishing Boxing.com, we continue to promote our publicity services via our web site. Currently, we do not have any paying clients, and our president handles our marketing.

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

3. Status of any publicly announced new product or service:

Boxing.com began publishing on October 5, 2001. In the past five months, traffic to Boxing.com has increased from 400,000 page views to its current monthly rate of 1.5 million page views. Initial monthly sales of advertising have been in the range $1000-$3500 with new potential advertisers being identified each week. There is no guarantee that we will get contracts for new advertisers.

Other revenue sources such as betting commissions, sales of books and videos and opt-in registration commissions are generating up to $500 a month. We are evaluating other methods of driving traffic that may increase these revenue streams.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition:

Boxing.com

Although competitive traffic statistics are difficult to obtain, we believe that we are already one of the top three independent boxing web sites. Our message board has over twice the new daily messages of our nearest competitor, and we have more incoming cross-links (1,500) than any other boxing site. Our largest competitor is MaxBoxing.com which has a cross-promotional agreement with ESPN.

We intend to explore possible cross-promotional relationships with TV networks and other boxing entities such as promoters and individual fighters.

Web traffic to Boxing.com is directly affected by the number of major boxing matches currently scheduled. Although we are still experiencing record traffic, and there are several boxing matches taking place around the world almost every day, there has not been a major boxing event (one of great interest to the general public) since January, 2002. Many major boxing matches, such as Mike Tyson vs. Lennox Lewis have been postponed one or more times. The delays are out of our control and can affect traffic and revenue generated by the site.

Publicity Services

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

We believe that the principal competitive factors in our market are strategic expertise, editorial contacts, creative skills, brand recognition, and effectiveness of the delivered publicity solution, client service and price. Most of our current and potential competitors have longer operating histories, larger installed client bases, and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than we have and could decide at any time to increase their resource commitments to our market. In addition, the market for Internet publicity solutions is relatively new and subject to continuing definition, and, as a result, the core business of many of our competitors may better position them to

Compete in this market as it matures. Competition of the type described above could materially adversely affect our business, results of operations and financial condition.

5. Sources and availability of raw materials and the names of principal suppliers:

Our business provides a service that is primarily reliant on retaining qualified public relations specialists. We believe that we those persons are available as needed.

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

ITEM 2 - PROPERTIES

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board. The table below summarizes the high and low bid quotations for our common stock since our listing started in July 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction. All historical data was obtained from the NASDAQ web site.

Summary Of Quarterly High & Low Prices Of Common Stock

QUARTER	HIGH BID	LOW BID
3rd Quarter 2001	$.51	$.15
4th Quarter 2001	$.51	$.20

As of December 31, 2001, there were 50 owners of record of our common stock.

We have never paid or declared any dividends. The declaration and/or payment of dividends, if any, in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements and financial condition, and other relevant factors. We do not expect to declare and/or pay dividends in the foreseeable future.
ITEM 6 - PLAN OF OPERATION

General discussion.

We began implementing phases of its business plan in March 2000. We purchased the domain name www.PRspecialists.com, developed our initial web site and have developed a database of over 3,000 editorial contacts in various media. The costs for providing the nominal services are not material and are included within the professional services item of our financial statements.

Our web site presents a variety of information that we believe will be of interest to future customers. We provide several categories of information, including:

  Our services - information about the publicity services we offer
  Rates - a section for potential customers to obtain quotes from us
  Benefits of publicity - the benefits of publicity and advantages of using it to promote web sites and products
  About us - a description about us and our background
  Employment - an explanation of the types of employees we are seeking
  News - current information about us
  Contact us - our address, phone/fax number and email address
  Samples - we show examples of publicity that has appeared in various prominent magazines and newspapers.

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

Since early March 2000, we began to identify publicists that could be retained as contractors or full-time employees. Other small companies have been identified for strategic relationships or possible acquisitions due to the complementary nature of their business and their desirable client base. Based upon our recent conversations with qualified individuals, we are comfortable that we can secure appropriate publicists and account representatives as needed and in an economical manner, to satisfy a wide variety of possible publicist projects from future clients. To date, we have not retained any contractors or employees (other than our president). We plan to continue to identify suitable publicists so that we have a wide range to select from we need them.

On September 14, 2001, we signed an agreement with Communicate.com to lease, with an option to purchase, the Internet domain name Boxing.com. As a result thereof, we changed our primary focus whereby we began to publish Boxing.com so that we could attempt to take advantage of numerous merchandising and marketing opportunities that the site offers. Boxing.com is a leading destination for boxing enthusiasts and fans that provides a convenient and informative source for the latest Boxing News, Information, Event Schedules, Rankings, Products and Services. The site gives members an interactive experience with real-time Chat and Message Board. The following are a few of the potential revenue sources that the site offers for us:

  Merchandise. Books and videos related to boxing are sold through an affiliate program with Amazon.com.
  Betting Odds. The current betting odds for upcoming fights are available. This information is provided by SportsBetting.com, which also pays Boxing.com a commission on winning bets placed through our site.
  Newsletter Registration. Users who register for the free newsletter are offered various opt-in opportunities. This feature is managed by Aptimus, who pays Boxing.com a commission on opt-in selections.
  Advertising Opportunities. Boxing.com was designed to accommodate a wide variety of ads sizes including standard banners, button ads, and skyscrapers. Ad space is also available in our newsletter.

Also, in April of 2002, we entered into an Agreement and Plan of Share Exchange with Servitrust Corp. (Servitrust”), whereby we intend to acquire all of the outstanding capital stock of Servitrust in exchange for 10,000,000 shares of our common stock (see Material Agreements). Servitrust is a privately held, development stage, low cost, fulfillment-servicing corporation that intends to provide communication, asset based services and collections, as well as high level in-bound and out-bound call center capabilities to financial institutions and the business industry throughout the world. ServiTrust expects to establish a low-cost platform primarily located outside of the U.S. which will be staffed by a highly educated, but less compensated workforce, using state of the art reliable systems and communication capabilities.

Revenues

We have generated only $16,394 of revenues since incorporation (approximately $9,000 of these revenues resulted from barter transactions which did not result in us receiving cash for our services). We intend to generate additional revenue sources as follows:

  By offering a range of services to generate publicity that will help clients promote their businesses, In each consulting engagement, the client can contract for the specific services it requires, depending on the nature of the engagement and the capabilities of the client's organization. We intend to bill the majority of our engagements on a time and materials basis, although we also intend to deliver solutions on a fixed-price basis.
  By taking advantage of numerous merchandising and marketing opportunities that the Boxing.com site offers.

Boxing.com began publishing on October 5, 2001. In the past five months, traffic to Boxing.com has increased from 400,000 page views to its current monthly rate of 1.5 million page views. Initial monthly sales of advertising have been in the range $1000-$3500 with new potential advertisers being identified each week.

  By providing communication, asset based and collection services, as well as high level in-bound and out-bound call center capabilities services, to financial institutions and the business industry throughout the world.

Cost of revenues

As we grow and expand into other markets, our operating expenses will increase in connection with building and maintaining our team of publicists. In addition, selling, general and administrative expenses will increase as necessary to support our growth.

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

Limited operating history

As a result of our limited operating history, it is difficult to predict future operating results. We do not believe that you should rely on our current operating results to predict our future performance. Rather, you should consider our prospects in light of the risks, expenses and difficulties encountered by companies in new and rapidly evolving markets. Accordingly, our anticipated expense levels in the future are based in part on our expectations as to future revenue. We expect that these expense levels will become, to a large extent, fixed. Revenues and operating results generally will depend on the volume of, timing of and ability to complete transactions, which are difficult to forecast. In addition, there can be no assurance that we will be able to accurately predict our net revenue, particularly in light of the intense competition for public relations, our limited operating history and the uncertainty as to the broad acceptance of the web and Internet, or the new services and products we intend to offer. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or other unanticipated changes in our industry. Any failure by us to accurately make predictions could have a material adverse effect on our business, results of operations and financial condition. Our fiscal year ends December 31.

Results of operations

Year ended December 31, 2001

For the year ended December 31, 2001, we generated $4,254 in operating revenues and incurred a net loss of approximately $89,200. Our expenses consisted primarily of employee compensation of $65,000, of which $59,583 was non-cash, and professional fees of approximately $23,800.

For the period March 21, 2000 to December 31, 2000

For the period March 21, 2000 to December 31, 2000, we generated revenues of $12,140 (approximately $9,000 of which resulted from non-cash barter transactions) and incurred a net loss of approximately $1,004,200. Our expenses consisted primarily of stock based compensation and consulting fees of $900,000 and $37,400, respectively (the value of these services was based on the number, and fair value, of shares issued ($.20 per share based on the price at which other shares were being offered at the time the services were rendered) and non-cash employee compensation of $48,750. We also incurred certain organizational costs including accounting, incorporation and state fees as well as the purchase of office supplies and communications expenses.

The results of operations for the year ended December 31, 2001 and the period March 21, 2000 to December 31, 2000 may not be indicative of the results for any future interim period. We expect to expand our business and client base, which will require us to increase our sales and marketing and to hire additional employees, which will result in increasing expenses.

Liquidity and capital resources

Our outlays for operating and financing activities have exceeded our cash flow from operations as we have been building our business. During the year ended December 31, 2001 and for the period March 31, 2000 to December 31, 2000, we used cash of approximately $53,700 and $16,500, respectively, for operating and financing activities. These cash outlays were funded primarily by $69,400 of contributed capital. At December 31, 2001, we had $5,575 of cash.

Exclusive of any expenditures we incur in connection with mergers or acquisitions after December 31, 2001 (including the potential purchase of the Boxing.com website) we expect to make expenditures of at least $130,000 during the fiscal year ended December 31, 2002. These expenditures will be used for web site development, recruiting employees, payroll, sales and marketing, leasing of the Boxing.com website and for general working capital. Because we only have approximately $5,000 in cash at December 31, 2001, we need to raise at least $125,000 through sales of our stock or debt financing to maintain our operations for the next year. Otherwise, we will not remain a viable going concern and investors may lose their entire investment.

Material agreements

To date, we have not entered into any material arrangements with any corporate customer. The following material agreements have been signed since our inception.

In March 2000, we entered into a one-year employment agreement with our president. If the agreement becomes effective, our president will be compensated at the rate of $65,000 per year. The agreement does not become effective until the earlier of (1) the date mutually agreed to by our president and us or (2) two weeks following the date on which we have received more than $100,000 of “gross investment capital”, or when our revenues are sufficient to provide for a full or partial salary to him. Alternatively, if we complete the Servitrust acquisition discussed below, this agreement will be amended whereby the term of the officers’ employment contract will be from the date of closing to the period six months thereafter, with an annual salary of $60,000.

On June 20, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $10,000. As of December 31, 2001, we have paid $7,500 under this arrangement.

On September 14, 2001, we signed an agreement with Communicate.com to lease, with an option to purchase, the Internet domain name Boxing.com. The lease term is for a period of twelve months and requires total payments of $55,000, of which $25,000 was paid at closing. The remaining $30,000 was paid in March 2002. In addition, we have the option to purchase the Internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of our common stock. If we elect to purchase the aforementioned domain name, we will be required to pay (1) $250,000 (or issue 250,000 shares of our common stock) no later than October 29, 2002 and (2) $275,000 (or issue 275,000 shares of our common stock) no later than April 28, 2003.

We have entered into an “Agreement and Plan of Share Exchange” (the “Agreement”) with Servitrust Corp., a privately held, database-driven inbound and e-care telemarketing company. Pursuant to the terms of the Agreement, we will acquire all of the outstanding capital stock of ServiTrust in exchange for 10,000,000 shares of our common stock. If the transaction is completed as specified in the Agreement, the shareholders of Servitrust will own and control approximately two-thirds of our outstanding common stock immediately after the combination. Because of this, the combination will be treated as a reverse acquisition with us being treated as the acquiree. Accordingly, Servitrust will be considered to be the surviving legal entity and will succeed to the name of PR Specialists, Inc.

In addition, if the transaction is closed, certain shareholders of Servitrust will have the opportunity to (i) acquire from our president, up to 3,000,000 shares of the common stock he currently owns in us for a price of $0.10 per share; and (ii) acquire up to 1,350,000 shares of the common stock that another one of our stockholders owns in us for a price of $0.10 per share.

CAUTIONARY STATEMENT

This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Plan, and include statements regarding the intent, belief or current expectations of our management, directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability by us to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability by us to successfully develop our products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on our cash flow and ability to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the SEC. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 7 - FINANCIAL STATEMENTS

PR Specialists, Inc.

(A Development Stage Enterprise)

[Letterhead of Kingery, Crouse & Hohl, P.A.]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of PR Specialists, Inc.:

We have audited the accompanying balance sheet of PR Specialists, Inc. (the “Company”), a development stage enterprise, as of December 31, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and for the periods March 21, 2000 (date of incorporation) to December 31, 2000 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the periods March 21, 2000 (date of incorporation) to December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery, Crouse & Hohl, P.A.

April 12, 2002

Tampa, FL

PR Specialists, Inc.

(A Development Stage Enterprise)

BALANCE SHEET AS OF DECEMBER 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 5,575
Prepaid assets	21,728

Total	$ 27,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Advances from stockholder	$ 1,610
Payroll taxes payable	1,876

Total liabilities	3,486

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value; authorized 5,000,000 common shares; no shares issued and outstanding	-
Common stock - $0.001 par value; authorized 20,000,000 common shares; 5,034,000 shares issued and outstanding	5,034
Additional paid-in capital	1,112,183
Deficit accumulated during the development stage	(1,093,400)

Total stockholders’ equity	23,817

Total	$ 27,303

See notes to financial statements.

PR Specialists, Inc.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2001	For the Period March 21, 2000 (date of incorporation) to December 31, 2000	For the Period March 21, 2000 (date of incorporation) to December 31, 2001

REVENUES	$4,254	$12,140	$16,394

EXPENSES:
Stock based compensation - related party	-	900,000	900,000
Stock based consulting fees	-	37,400	37,400
Employee compensation	65,000	48,750	113,750
Professional fees	23,758	12,202	35,960
Marketing	-	8,950	8,950
Other	4,739	8,995	13,734

Total expenses	93,497	1,016,297	$1,109,794

NET LOSS	$(89,243)	$(1,004,157)	$(1,093,400)

Net Loss Per Share- Basic and diluted	$(.02)	$(.22)	$(.23)

Weighted Average Number of Shares Outstanding	5,034,000	4,594,200	4,840,800

See notes to financial statements.

PR Specialists, Inc.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, March 21, 2000 (date of incorporation)	-	$ -	$ -	$ -	$ -

Issuance of common stock to founders	4,500,000	4,500	895,500	-	900,000
Services contributed by founding stockholders	-	-	50,250	-	50,250
Capital contribution from majority stockholder	-	-	584	-	584
Issuance of common stock for other services	187,000	187	37,213	-	37,400
Issuance of common stock for cash	347,000	347	69,053	-	69,400

Net loss	-	-	-	(1,004,157)	(1,004,157)

Balances, December 31, 2000	5,034,000	5,034	1,052,600	(1,004,157)	53,477

Services contributed by employee	-	-	59,583	-	59,583

Net loss	-	-	-	(89,243)	(89,243)

Balances, December 31, 2001	5,034,000	$ 5,034	$1,112,183	$ (1,093,400)	$ 23,817

See notes to financial statements.

PR Specialists, Inc.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2001	For the Period March 21, 2000 (date of incorporation) to December 31, 2000	For the Period March 21, 2000 (date of incorporation) to December 31, 2001
Cash Flows From Operating Activities:
Net loss	$(89,243)	$(1,004,157)	$(1,093,400)
Adjustment to reconcile net loss to net cash used by
operating activities:
Stock based compensation	-	900,000	900,000
Stock based consulting fees	-	37,400	37,400
Other non-cash employee compensation	59,583	48,750	108,333
Other non-cash expenses	-	1,500	1,500
Increase in prepaid assets	(21,728)	-	(21,728)
Increase in payroll taxes payable	1,876	-	1,876

Net Cash Used by Operating Activities	(49,512)	(16,507)	(66,019)

Cash Flows From Financing Activities:
Capital contribution from majority stockholder	-	584	584
Advances from (repayments to) stockholder – net	(4,182)	5,792	1,610
Proceeds from issuance of common stock	-	69,400	69,400

Net Cash (Used in) Provided by Financing Activities	(4,182)	75,776	71,594

Net increase (decrease) In Cash and Cash Equivalents	(53,694)	59,269	5,575

Cash and Cash Equivalents at Beginning of Period	59,269	-	-

Cash and Cash Equivalents at End of Period	$5,575	$59,269	$5,575

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$-	-	-
Income Taxes	$-	-	-

See notes to financial statements.

PR Specialists, Inc.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

PR Specialists, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 21, 2000. We have recently signed a lease/purchase agreement to acquire the domain name Boxing.com (see Note G), however as of December 31, 2001, we are still considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, most of our accounting policies and procedures have not yet been established. In connection with this lease/purchase, we have developed, published and are maintaining the Boxing.com web site which was launched on October 5, 2001. The website provides enthusiasts with a variety of services pertaining to boxing, including up-to-date news and information, results, event schedules, rankings, chat and message boards.

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

NOTE B – GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses since our inception, and (1) anticipate that we will incur net losses for the foreseeable future, and (2) require a significant amount of additional capital to proceed with the implementation and development of our business plan. Since we do not currently engage in business activities that provide significant cash flow, our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations begin to provide sufficient cash flow to offset our expenses. Our plans will include selling shares of our common stock through private placements however there is no assurance that we will be successful in our efforts to raise capital. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - RELATED PARTY TRANSACTIONS

On the date of incorporation, 4,500,000 shares of our common stock were issued to our founding stockholders. The value of these services, which was based on the number, and fair value of shares issued, has been reflected as stock based compensation in the accompanying statement of operations.

During the year ended December 31, 2001 and the period March 21, 2000 (date of incorporation) to December 31, 2000, we recognized $65,000 and $48,750 of employment compensation, respectively, of which $59,583 and $48,750 was non-cash. Because the non-cash amounts will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital in the accompanying balance sheet and statements of stockholders’ equity. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation) to December 31, 2000. Because no consideration was exchanged for these services, the amounts have been reflected as increases in additional paid-in capital in the accompanying balance sheet and statement of stockholders’ equity.

Our founding stockholders periodically advance funds to us. These advances, which have a remaining balance of approximately $1,600 as of December 31, 2001, were, and are unsecured, non-interest bearing and due on demand.

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

NOTE D - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At December 31, 2001, we had a net operating loss carryforward of approximately $48,000 for income tax purposes. These carryforwards expire in various years through the year ended December 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period March 21, 2000 (date of incorporation) to December 31, 2001; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F – COMMON STOCK OFFERING

In August 2001, our registration statement with the SEC to sell up to 3,125,000 shares of our common stock at $0.20 per share was closed. The offering was on a best-efforts, no minimum basis and as such, we had the immediate use of any funds arising from stock sales to finance our operations. We issued 534,000 shares of our common stock under the offering.

NOTE G - COMMITMENTS

On June 20, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $10,000. As of December 31, 2001, we have paid $7,500 under this arrangement, $4,125 of which has been included in prepaid assets in the accompanying balance sheet.

On September 14, 2001, we signed an agreement with Communicate.com to lease, with an option to purchase, the Internet domain name Boxing.com. The lease term is for a period of twelve months and requires total payments of $55,000, of which $25,000 was paid at closing. The remaining $30,000 was paid in March 2002. In addition, we have the option to purchase the Internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of our common stock. If we elect to purchase the aforementioned domain name, we will be required to pay (1) $250,000 (or issue 250,000 shares of our common stock) no later than October 29, 2002 and (2) $275,000 (or issue 275,000 shares of our common stock) no later than April 28, 2003.

We have entered an employment contract with our President that requires annual compensation of approximately $65,000 plus certain bonuses and fringe benefits (as defined in the agreement). However, this agreement will not become effective until the earlier of (1) the date mutually agreed to by our President and us or (2) two weeks following the date on which we have received more than $100,000 of gross investment capital, or when our revenues are sufficient to provide for a full or partial salary to our President. Alternatively, if we complete the acquisition discussed at Note I, this agreement will be amended whereby the term of the officers’ employment contract will be from the date of closing to a period six months thereafter, with an annual salary of $60,000.

NOTE H – BARTER TRANSACTIONS

During the period March 21, 2000 (date of incorporation) to December 31, 2000, we entered into various barter transactions whereby we provided certain publicity services having an estimated fair market value of $8,950 to various customers in exchange for content and reference services. These services, and the related services provided to us by our customers, have been reflected as revenues and marketing expenses, respectively, in the accompanying 2000 statement of operations.

NOTE I – SUBSEQUENT EVENTS

We have entered into an “Agreement and Plan of Share Exchange” (the “Agreement”) with Servitrust Corp. (“Servitrust”), a privately held, database-driven inbound and e-care telemarketing company. Pursuant to the terms of the Agreement, we will acquire all of the outstanding capital stock of Servitrust in exchange for 10,000,000 shares of our common stock. If the transaction is completed as specified in the Agreement, the shareholders of Servitrust will own and control approximately two-thirds of out outstanding common stock immediately after the combination. Because of this, the combination will be treated as a reverse acquisition with us being treated as the acquiree. Accordingly, Servitrust will be considered to be the surviving legal entity and will succeed to the name of PR Specialists, Inc.

In addition, if the transaction is closed, certain shareholders of Servitrust will have the opportunity to (i) acquire from our president, up to 3,000,000 shares of the common stock he currently owns in us for a price of $0.10 per share; and (ii) acquire up to 1,350,000 shares of the common stock that another one of our stockholders owns in us for a price of $0.10 per share.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table and subsequent discussion contains information concerning our director and executive officer. Our executive officer was elected to his position in March 2000.

Bryan Eggers 52 President and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Mr. Eggers has served as President and Director since March 2000. From November 1999 until March 2000, he served as an independent public relations consultant. From December 1998 until November 1999, he served as vice president of public relations of CDbeat.com, an Internet music software company. From August 1998 until December 1998, Mr. Eggers served as an independent public relations consultant. From May 1996 until August 1998, Mr. Eggers served as the Marketing Communications Manager of Luckman Interactive, an Internet software development company. From April 1994 until May 1996, Mr. Eggers served as a Public Relations Specialist for the Dataproducts Division of Hitachi, a computer printer manufacturer. >From May 1993 until April 1994, Mr. Eggers served as a consultant for public relations and marketing for Now-Online, Inc., an Internet service provider.

Our directors hold office until the next meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at their discretion.

CONFLICTS OF INTEREST

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between us and his other business activities.

No proceeds from our offering were used to purchase directly or indirectly any shares of the common stock owned by any present shareholder, officer, director or promoter. No proceeds from the offering were loaned to our sole officer and director. We also did not use proceeds of the offering to purchase the assets of any company beneficially owned by any of our current or future officers, directors, promoters or affiliates.

ITEM 10 - EXECUTIVE COMPENSATION

We paid our president $5,417 in 2001. With the exception of such amount, we have never paid any other compensation to officers and/or employees. During the year ended December 31, 2001, and for the period March 21, 2000 (date of incorporation) to December 31, 2000, we recognized $65,000 and $48,750 of employee compensation, respectively, of which $59,583 and $48,750, respectively were non-cash. The non-cash amounts will not be paid, now or in the future, and as such they have been reflected as increases in additional paid-in capital in our financial statements.

We do not presently have a stock option plan, but intend to develop an incentive-based stock option plan for our officers and directors in the future and may reserve shares of our authorized common stock for that purpose.

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

Beneficial ownership class of common stock	Shares owned	Percentage of shares
Bryan Eggers 6041 Pomegranate Lane Woodland Hills, California 91367	3,150,000	62.57%
Joel Arberman 10325 Summer Creek Drive Alpharetta, Georgia 30022	1,500,000	29.79

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 21, 2000 (the date of our inception), we issued 4,500,000 shares of our common stock to our founding stockholders – 3,000,000 to our President (Bryan Eggers) and 1,500,000 shares to Mr. Joel Arberman. These shares were issued as consideration for corporate organization services provided.

Mr. Eggers, our President, provides various equipment and a portion of his home for office space for no consideration. The value of this equipment and office space are not considered significant.

Our founding stockholders periodically advance funds to us. These advances, which have a remaining balance of approximately $1,600 as of December 31, 2001, were, and are unsecured, non-interest bearing and due on demand.

Any future transactions between us and our officers, directors or 5% shareholders, and their respective affiliates, will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of any independent, disinterested directors.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  Exhibits.

2.1 Plan of Acquisition, Reorganziation, Arrangement, Liquidation on Succession (previously filed in Form 8-K filed on September 20, 2001).

  Financial Statement Schedules - None.

  Reports on Form 8-K. On September 20, 2001, we filed a Current Report on Form 8-K to report a Plan of Acquisition.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR SPECIALISTS, INC.

By: /s/ Bryan Eggers

Chief Executive Officer

Dated: April 15, 2002

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE	TITLE	DATE
/s/ Bryan Eggers	Director, Chief Accounting Officer	April 15, 2002