Form 10QSB
period 2002-03-31
PR SPECIALISTS INC
filed 2002-05-20
CIK 1111710

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                 For the quarterly period ended March 31, 2002.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________ .

                        Commission File Number: 333-34686

                              PR SPECIALISTS, INC.
               (Exact name of registrant as specified in charter)

            DELAWARE                                        95-4792965
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
  incorporation or organization)

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

YES (x) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2002.

5,159,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

                              PR SPECIALISTS, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               Page
Item 1. Financial Statements (unaudited)
        Balance Sheets as of March 31, 2002 and December 31, 2001             3
        Statements of Operations for the three months ended                   4
        March 31, 2002 and 2001, and the period March 21, 2000 (date of incorporation) to March 31, 2002
        Statement of Stockholders' Equity for the three months                5
         ended March 31, 2002
        Statements of Cash Flows for the three months ended                   6
         March 31, 2002 and 2001, and the period March 21, 2000 (date of incorporation) to March 31, 2002
        Notes to Financial Statements                                         7
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations (including cautionary statement)          11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                    13
Item 2. Changes in Securities                                                13
Item 3. Defaults Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Securities Holders                13
Item 5. Other Information                                                    13
Item 6. Exhibits and Reports on Form 8-K                                     13
Signatures                                                                   13

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                    ASSETS             March 31,        December
                                                         2002           31, 2001
                                                      (unaudited)
CURRENT ASSETS :
   Cash and cash equivalents                          $    1,134       $    5,575
   Prepaid assets                                         28,603           21,728

TOTAL                                                 $   29,737       $   27,303
                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Advances from stockholder                             $      935       $    1,610
Payroll taxes payable                                      5,649            1,876

          Total liabilities                                6,584            3,486
STOCKHOLDERS' EQUITY:
   Preferred stock - $0.001 par value; authorized
    5,000,000 common shares; no shares issued and
    outstanding                                                -                -
   Common stock - $0.001 par value; authorized
    20,000,000 common shares; 5,159,000 and
    5,034,000 shares issued and outstanding,
    respectively                                           5,159            5,034
   Common stock subscribed                                    35                -
   Additional paid-in capital                          1,152,101        1,112,183
   Deficit accumulated during the development stage   (1,134,142)      (1,093,400)
          Total Stockholders' Equity                      23,153           23,817

TOTAL                                                 $   29,737       $   27,303
                                                      ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      For the Period
                                                                                      March 21, 2000
                                            For the three         For the three           (date of
                                             months ended         months ended         incorporation)
                                            March 31, 2002       March 31, 2001      to March 31, 2002

REVENUE                                         $    5,558          $    1,290           $     21,952

EXPENSES:
   Stock based compensation -
      related party                                      -                   -                900,000
   Stock based consulting fees                       3,500                   -                 40,900
   Employee compensation                            16,250              16,250                130,000
   Professional fees                                24,629               4,820                 60,589
   Marketing                                             -                   -                  8,950
   Office expenses                                   1,921                 736                 15,655

      Total expenses                                46,300              21,806              1,156,094

NET LOSS                                        $  (40,742)         $  (20,516)          $ (1,134,142)
                                                ===========         ===========          =============

Net Loss Per Share-
       Basic and Diluted                        $     (.01)         $     (.00)          $       (.23)
                                                ===========         ===========          =============

Weighted Average Number of
    Shares Outstanding                           5,034,000           5,034,000              4,866,100
                                                ===========         ===========          =============

SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2002
                                   (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                                Common      Additional       During the
                                            Common Stock        Stock         Paid-In       Development
                                       Shares         Amount   Subscribed     Capital          Stage          Total

Balances, December 31, 2001         5,034,000        $5,034      $    -      $1,112,183    $ (1,093,400)    $ 23,817

Issuance of common
   stock for cash                     125,000           125           -          31,125               -       31,250

Contribution of services by
employee                                    -             -           -           5,328               -        5,328

Stock subscription for
   consulting services                      -             -          35           3,465               -        3,500

Net Loss                                    -             -           -               -         (40,742)     (40,742)

Balances, March 31, 2002            5,159,000        $5,159      $   35      $1,152,101    $ (1,134,142)    $ 23,153
                                   ==========        ======      ======      ==========    =============    =========

SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the period
                                                                                           March 21, 2000
                                                 For the three        For the three            (date of
                                                  months ended         months ended       incorporation) to
                                                 March 31, 2002       March 31, 2001       March 31, 2002
Cash Flows From Operating Activities:
   Net loss                                        $  (40,742)          $  (20,516)          $ (1,134,142)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Stock based compensation                           -                    -                900,000
         Stock based consulting fees                    3,500                    -                 40,900
         Other non-cash expenses                            -                    -                  1,500
         Non-cash employee compensation                 5,328               16,250                113,661
         Increase in prepaid assets                    (6,875)                   -               (28,603)
         Increase in payroll taxes payable              3,773                    -                  5,649
Net Cash Used In Operating Activities                 (35,016)              (4,266)              (101,035)

Cash Flows From Financing Activities
   Issuance of common stock                            31,250                    -                100,650
   Increase (decrease) in
      advances from stockholder                          (675)              (5,404)                   935
   Capital contribution from stockholder                    -                    -                    584

Net Cash (Used in) Provided by
   Financing Activities                                30,575               (5,404)               102,169

Net increase (decrease) In Cash and Cash
    Equivalents                                        (4,441)              (9,670)                 1,134

Cash and Cash Equivalents at Beginning
    of Period                                           5,575               59,269                      -

Cash and Cash Equivalents at End of
    Period                                         $    1,134           $   49,599           $      1,134
                                                   ===========          ===========          =============

Supplemental disclosure of cash flow
   information:

Cash Paid For:
   Interest                                        $        0           $        0           $          0
                                                   ===========          ===========          =============
   Income Taxes                                    $        0           $        0           $          0
                                                   ===========          ===========          =============

SEE NOTES TO FINANCIAL STATEMENTS.

                              PR SPECIALISTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

PR Specialists, Inc. ("we", "us", "our") was incorporated under the laws of the state of Delaware on March 21, 2000. We have recently signed a lease/purchase agreement to acquire the domain name Boxing.com (see Note G), however as of
March 31, 2002, we are still considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly,
most of our accounting policies and procedures have not yet been established. In connection with this lease/purchase, we have developed, published and are maintaining the Boxing.com web site which was launched on October 5, 2001. The website provides enthusiasts with a variety of services pertaining to boxing, including up-to-date news and information, results, event schedules, rankings, chat and message boards.

On April 11, 2002, we entered into an "Agreement and Plan of Share Exchange
Agreement" (the "Agreement") with Servitrust Corp., a Florida corporation.
Pursuant to the Agreement, we acquired all of the outstanding capital stock of
Servitrust in exchange for 10,000,000 shares of our common stock. Accordingly, the shareholders of Servitrust own and control approximately two-thirds of our outstanding common stock after the combination. Because of this, the combination will be treated as a reverse acquisition with us being treated as the acquiree.

In addition, our president and another shareholder each previously entered into an option agreement with certain shareholders of Servitrust whereby the
Servitrust shareholders will have the opportunity (over a period of approximately nine months) to (i) acquire from our president up to 3,000,000 shares of the common stock he currently owns in us for a price of $0.10 per share; and (ii) acquire up to 1,350,000 shares of the common stock that another one of our stockholders owns in us for a price of $0.10 per share.

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
Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

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

During the period March 21, 2000 (date of incorporation) to March 31, 2002, we recognized $130,000 of employment compensation, of which $113,661 was non-cash.
Because the non-cash amounts will not be paid, now or in the future, the amounts have been reflected as increases in additional paid-in capital in the accompanying balance sheet and statement of stockholders' equity. No amounts have been ascribed to the use of a portion of our president's home for office space in the accompanying statements of operations because the value of such office space was not considered significant.

In addition, our other founding stockholder provided services having a fair value of $1,500 to us during the period March 21, 2000 (date of incorporation)
to December 31, 2000. Because no consideration was exchanged for these services, the amounts have been reflected as increases in additional paid-in capital in the accompanying balance sheet and statement of stockholders' equity.

Our founding stockholders periodically advance funds to us. These advances, which have a remaining balance of approximately $900 as of March 31, 2002, were, and are unsecured, non-interest bearing and due on demand.

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

At March 31, 2002, we had a net operating loss carryforward of approximately
$80,000 for income tax purposes. This carryforward would normally be available to offset future taxable income through the period ended March 31, 2022, however, all or a portion of the potential benefits of this net operating loss carryforward may be lost because of the merger with Servitrust (see Note A). The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset, as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per
Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period
March 21, 2000 (date of incorporation) to March 31, 2002; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE F - COMMON STOCK OFFERING

In August 2001, our registration statement with the SEC to sell up to 3,125,000 shares of our common stock at $0.20 per share was closed. The offering was on a best-efforts, no minimum basis and as such, we had the immediate use of any funds arising from stock sales to finance our operations. We issued 534,000 shares of our common stock under the offering.

Through May 1, 2002, we were offering to sell up to 400,000 shares of our common stock through a private placement offering at $0.25 per share. The funds received from this offering will be used for general working capital purposes.
As of March 31, 2002, we have sold 125,000 shares for $31,250. The offering was closed on May 1, 2002.

NOTE G - COMMITMENTS

On June 20, 2001, we engaged a financial consulting firm to act as our financial advisor, and to furnish investment banking services to us. The agreement, which may be canceled by either party at any time upon 10 days written notice, is for a term of one year, and requires us to pay total consideration of $10,000. As of
March 31, 2002, we have paid $7,500 under this arrangement, $2,250 of which is included in prepaid assets in the accompanying balance sheet.

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

On February 8, 2002, we signed a consulting agreement with Shoreliner Capital
Limited Partnership to assist in our corporate development, financial structure and financial strategies. The agreement is for a term of one year, and requires us to issue 250,000 shares of our common stock. As of March 31, 2002, these shares were not yet issued. Therefore, we have recorded stock-based consulting fees of $3,500 for services rendered through March 31, 2002.

NOTE H - BARTER TRANSACTIONS

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

NOTE I - SUBSEQUENT EVENT

Effective May 1, 2002, we entered a six month employment contract with our Vice
President, which requires total compensation of approximately $30,000 plus certain bonuses and fringe benefits.

On May 14, 2002, we entered into a three month consulting agreement which requires us to pay $20,000.

                                       10

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001 and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial
Accounting Standards Board Statement No. 7. With the exception of certain cash and prepaid assets, we have no assets. In addition, since our inception, we have only generated $21,952 of revenues (approximately $9,000 of which resulted from barter transactions which did not result in us receiving cash for our services).

Results of operations

For the period March 21, 2000 (date of incorporation) to March 31, 2002

        For the period March 21, 2000 to December 31, 2002, we generated revenues of $21,952 (approximately $9,000 of which resulted from non-cash barter transactions) and incurred a net loss of approximately $1,134,100. Our expenses consisted primarily of stock-based compensation and consulting fees of $900,000 and $40,900, respectively, and non-cash employee compensation of $113,661. We also incurred certain organizational costs including accounting, incorporation and state fees as well as the purchase of office supplies and communications expenses.

        For the three months ended March 31, 2002 and 2001, respectively, we generated revenues of $5,558 and $1,290, and incurred respective net losses of
$40,742 and $20,516 (of which $8,828 and $16,250 arose from non-cash employee compensation and stock based compensation). We intend to generate additional revenue sources as follows:

o By taking advantage of numerous merchandising and marketing opportunities that the Boxing.com site offers. Boxing.com began publishing on October 5,
  2001. In the past five months, traffic to Boxing.com has increased from
  400,000 page views to its current monthly rate of 1.5 million page views.
o By providing communication, asset based and collection services, as well as high level in-bound and out-bound call center capabilities services, to financial institutions and the business industry throughout the world.

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

                                       11

        We anticipate that we will incur net losses for the foreseeable future. The extent of these losses will be contingent, in part, on the amount of net revenue generated from customers. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

Liquidity and capital resources

        Our outlays for operating and financing activities have exceeded our cash flow from operations as we have been building our business. During the three month periods ended March 31, 2002 and 2001, we used cash of approximately
$35,700 and $9,700, respectively, for operating and financing activities. These cash outlays were funded primarily by $69,400 of contributed capital and $31,250 from the issuance of common stock. At March 31, 2002, we had $1,134 of cash.

        Exclusive of any expenditures we incur in connection with mergers or acquisitions after December 31, 2001 (including the potential purchase of the
Boxing.com website) we expect to make expenditures of at least $100,000 during the next twelve months. These expenditures will be used for web site development, recruiting employees, payroll, sales and marketing, leasing of the
Boxing.com website and for general working capital. Because we only have approximately $1,100 in cash at March 31, 2002, we need to raise at least
$98,900 through sales of our stock or debt financing to maintain our operations for the next year. Otherwise, we will not remain a viable going concern and investors may lose their entire investment.

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

                                       12

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

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K. On May 6, 2002, we filed a Current Report on Form 8-K to report Changes in Control and Acquisition of Assets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    SIGNATURE                 TITLE                            DATE

    /s/ Bryan Eggers          Director, Vice President         May 20, 2002