Form 10QSB
period 2002-06-30
PR SPECIALISTS INC
filed 2002-08-19
CIK 1111710

U.S. Securities and Exchange Commission

                            Washington, DC 20549

                                 Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002
                                              ---------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ---- to ----

                        Commission File number 333-34686
                                              -----------

                              PR SPECIALISTS, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Delaware                                       95-4792965
-----------------------------------------------------------------------------
(State of other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

                 335 South State Road 7, Margate, Florida 33068
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (954) 920-9670
-----------------------------------------------------------------------------
                           (Issuer's telephone number)


-----------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]                               No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:    As of August
1, 2002, there were approximately 15,573,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);

                   Yes [ ]                         No [X]

                           PR SPECIALISTS, INC.

                            Form 10-QSB Index
                             June 30, 2002
                                                                        Page

Part I: Financial Information

        Item 1. Financial Statements

                Independent Accountants' Report.....................     1

                Condensed Balance Sheets as of June 30, 2002
                (Consolidated) and December 31, 2001 (Unaudited)....     2

                Condensed Consolidated Statements of Operations
                for the Three and Six Months Ended June 30, 2002
                (Unaudited).........................................     3

		Condensed Consolidated Statement of Changes in
                Stockholders' Equity for the Six Ended
                June 30, 2002 (Unaudited)...........................     4

                Condensed Consolidated Statement of Cash Flows
                for the Six Months Ended June 30, 2002
                (Unaudited).........................................     5

                Notes to Condensed Consolidated Financial
                Statements as of June 30, 2002 (Unaudited)..........     6

        Item 2. Management's Plan of Operation......................     11


Part II:   Other Information

        Item 1.   Legal Proceedings.................................     13

        Item 2.   Changes in Securities.............................     13

        Item 3.    Defaults Upon Senior Securities..................     13

        Item 4.    Submission of Matters to a Vote of
                   Security Holders.................................     13

        Item 5.    Other Information................................     14

        Item 6.   Exhibits and Reports on Form 8-K..................     14

Signatures..........................................................     14

                               PART I
                         FINANCIAL INFORMATION


Item 1.  Financial Statements








                    PR SPECIALISTS, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2002

                   PR SPECIALISTS, INC. AND SUBSIDIARIES



                                 CONTENTS
                                 --------


PAGE	1	INDEPENDENT ACCOUNTANTS' REPORT

PAGE	2	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2002
                (CONSOLIDATED) AND DECEMBER 31, 2001 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

PAGE	4	CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE SIX ENDED JUNE 30, 2002
                (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                AS OF JUNE 30, 2002 (UNAUDITED)

                     INDEPENDENT ACCOUNTANTS' REPORT
                     -------------------------------


To the Board of Directors of:
PR Specialists, Inc. and Subsidiaries.

We have reviewed the accompanying condensed consolidated balance sheet of PR Specialists, Inc. as of June 30, 2002 and the condensed consolidated statements of operations changes in stockholders equity and cash flows for the six months ended June 30, 2002. These statements are the responsibility of the Company's management

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial matters. It is substantially less in scope than an audit conducted in accordance with United States generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated condensed financial statements, the Company has a net loss of $325,410, a negative cash flow from operating activities of $149,481 and a working capital deficiency of $91,197. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.



Boca Raton, Florida
August 8, 2002

              PR SPECIALISTS, INC. AND SUBISIDIARIES
                      CONDENSED BALANCE SHEETS
                      ------------------------
                            (UNAUDITED)



                 ASSETS
                 ------
                                      June 30, 2002     December 31,
                                      (Consolidated)        2001
                                      --------------    ------------
CURRENT ASSETS
Cash                                  $       64,884    $          -
Subscriptions receivable                           -             827
Prepaid expenses                              30,649               -
                                      --------------    ------------
Total Current Assets                          95,533             827

PROPERTY AND EQUIPMENT, NET                  151,339               -

DEPOSITS                                      20,000               -
                                      --------------    ------------
TOTAL ASSETS                          $      266,872    $        827
============                          ==============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued
  liabilities                         $      166,730    $        150
Advances from stockholders                    20,000               -
                                      --------------    ------------
Total Current Liabilities                    186,730             150
                                      --------------    ------------


STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
  20,000,000 shares authorized,
  15,573,000 and 8,270,000 issued
  and outstanding                             15,573             827
Additional paid-in capital                   405,254               -
Deferred stock based compensation            (15,275)              -
Accumulated deficit                         (325,410)           (150)
                                      --------------    ------------
Total Stockholders' Equity                    80,142             677
                                      --------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $      266,872    $        827
=====================                 ==============    ============







       See accompanying notes to condensed financial statements.

               PR SPECIALISTS, INC. AND SUBISIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          -----------------------------------------------
                            (UNAUDITED)


                                        For The Three      For The Six
                                        Months Ended       Months Ended
                                        June 30, 2002      June 30, 2002
                                        -------------      -------------
REVENUES                                $      31,783      $      31,783
                                        -------------      -------------

EXPENSES
Salaries                                      109,579            109,579
General and administrative expenses           103 460            103,460
Professional fees                             109,266            109,266
Stock based consulting services                 6,225              6,225
Rent                                           23,643             23,643
Depreciation                                    5,020              5,020
                                        -------------      -------------
Total Expenses                                357,193            357,193
                                        -------------      -------------

NET LOSS                                $    (325,410)     $    (325,410)
                                        =============      =============

Net loss per share-basic and diluted    $       (0.03)     $       (0.03)
                                        =============      =============
Weighted average number of
shares outstanding                      $  10,958,477      $  10,223,027
                                        =============      =============





       See accompanying notes to condensed financial statements.

                   PR SPECIALISTS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002
                   --------------------------------------

                                                               Additional     Common      Deferred       Retained
                                            Common Stock        Paid-In        Stock     Stock Based     Earnings
                                          Shares     Amount     Capital     Subscribed   Compensation    (Deficit)       Total
                                        ---------    -------   ----------   ----------   ------------   -----------   -----------
Issuance of founders' common stock       8,270,000   $ 8,270   $   (7,443)  $        -   $          -   $         -   $       827

Issuance of Common Stock for cash        1,730,000     1,730      343,270            -              -             -       345,000

Recapitalization of PR
   Specialists, Inc.                     5,233,000     5,323       48,142           35              -             -        53,500

Issuance of common stock for
   consulting services                     250,000       250       21,285          (35)       (15,275)            -         6,225

Net loss for Six Months Ended
   June 30, 2002                                 -         -            -            -              -      (325,410)     (325,410)
                                        ----------   -------   ----------   ----------   ------------   -----------   -----------
BALANCE, JUNE 30, 2002                  15,573,000   $15,573   $  405,254   $        -   $    (15,275)  $  (325,410)  $    80,142
======================                  ==========   =======   ==========   ==========   ============   ===========   ===========







       See accompanying notes to condensed financial statements.

                   PR SPECIALISTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002
                   --------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $  (325,410)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                                     5,020
    Stock based consulting services                                  6,225
    Amortization of prepaid expenses received in
      acquisition of subsidiary                                     15,999
    Increase in prepaid expenses                                   (18,045)
    Increase in accounts payable and accrued liabilities           166,730
                                                               -----------
       Net Cash Used In Operating Activities                      (149,481)
                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary,
  net of liabilities                                                24,897
Acquisition of property and equipment                             (156,359)
Deposits                                                           (20,000)
                                                               -----------
Net Cash Used In Investing Activities                             (151,462)
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                             345,827
Advances from stockholders                                          20,000
                                                               -----------
Net Cash Provided By Financing Activities                          365,827
                                                               -----------

NET INCREASE IN CASH                                                64,884

CASH - BEGINNING OF PERIOD                                               -
                                                               -----------
CASH - END OF PERIOD                                           $    64,884
====================                                           ===========





       See accompanying notes to condensed financial statements.

                PR SPECIALISTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2002
                      -------------------


NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

(A) Organization and Business Operations
    ------------------------------------

PR Specialists, Inc. was incorporated under the laws of the state of Delaware on March 21, 2000. The Company recently signed a lease/purchase agreement to acquire the domain name Boxing.com (See Note 4). In connection with this lease/purchase, the Company has developed, published and are maintaining the Boxing.com web site which was launched on October 5, 2001. The website provides enthusiasts with a variety of services pertaining to boxing, including up-to-date news and information, results, event schedules, rankings, chat and message boards.

On May 1, 2002, The Company entered into an "Agreement and Plan of Share Exchanges Agreement" (the "Agreement") with Servitrust Corp., a Florida corporation formed on December 3, 2001 for the purpose of creating a web-based fulfillment-servicing enterprise to provide communications, marketing, CRM services, collections as well as high level inbound and outbound call center capabilities to financial institutions and the business industry throughout the world. Pursuant to the Agreement, the Company acquired all of the outstanding capital stock of Servitrust in exchange for 10,000,000 shares of its common stock (See Note 2).

In addition, the president and another shareholder each previously entered into an option agreement with certain shareholders of Servitrust whereby the Servitrust shareholders will have the opportunity (over a period of approximately nine months) to (i) acquire from the president up to 3,000,000 shares of the common stock he currently owns in the Company for a price of $0.10 per share; and (ii) acquire up to 1,350,000 shares of the common stock that another one of the Company's stockholders owns for a price of $0.10 per share.

(B) Basis of Presentation
    ---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to form 10-QSB. Accordingly, these financial statements do not include all of the notes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

Operating results for the three and six months ended June 30, 2001 have not been presented because the Company was inactive during this period.

                PR SPECIALISTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2002
                      -------------------

(C) Principles of Consolidation
    ---------------------------

The accompanying 2002 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
All significant inter-company transactions and balances have been eliminated in consolidation.

(D) Use of Estimates
    ----------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimate.

(E) Net Loss Per Share
    ------------------

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SAFS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period ended June 30, 2002. Accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE 2	ACQUISITION AND RECAPITALIZATION
        --------------------------------

Under a share exchange agreement ("the Agreement") entered into on May 1, 2002, the Company acquired 100% of the issued and outstanding common stock of Servitrust Corp. (SC) in exchange for 10,000,000 shares of its common stock. Immediately after the acquisition, there were 15,323,000 shares outstanding. As a result of the exchange, SC became a wholly owned subsidiary of the Company and the shareholders of SC became shareholders of approximately 64% of the Company. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as a recapitalization of the Company and the financial statements include the balance sheet of the accounting acquirer and the acquiree at historical cost as of June 30, 2002 and the statements of operation include the results of operation of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of merger and recapitalization. Operating results for the three and six months ended June 30, 2002 are the same because the accounting acquirer did not have any operations during the three months ended March 31, 2002.

                PR SPECIALISTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2002
                      -------------------

NOTE 3	INCOME TAXES
        ------------

The Company incurred losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At June 30, 2002, had a net operating loss carryforward of approximately $325,000 for income tax purposes. This carryforward will be available to offset future taxable income through the year ended December 31, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such asset, as its realization does not meet the required asset recognition standard established by SFAS 109.

NOTE 4	COMMITMENTS
        -----------

On September 14, 2001, the Company signed an agreement with Commuinicate.com to lease with an option to purchase the Internet domain name Boxing.com. The lease term is for a period of twelve months and requires total payments of $55,000, of which $25,000 was paid at closing. The remaining $30,000 was paid in March, 2002. In addition, the Company had the option to purchase the internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of its common stock. This option was not exercised and terminated as of June 30, 2002.

On February 8, 2002, the Company entered into a consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies. The agreement is for a term of one year, and requires the Company to issue 250,000 shares of its common stock. As of June 30, 2002, all of these shares were issued and the Company has recorded stock-based consulting fees of $9,725, of which $3,500 was recorded prior to the acquisition and recapitalization and $6,225 was recorded during the period presented. In addition, as of June 30, 2002 deferred stock based compensation of $15,275 has been recorded.

NOTE 5	GOING CONCERN
        -------------

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss of $325,410, a negative cash flows from operating activities of $149,481, a working capital deficiency of $91,197 at June 30, 2002 and requires a significant amount of additional capital to proceed with the implementation and development of its business plan. The Company's ability to continue as a going concern is dependent on its ability to raise capital to fund its cash requirements until its business operations provide sufficient cash flow to offset its expenses. The Company's plans include selling shares of its common stock

               PR SPECIALISTS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2002
                      -------------------


through private placements, however, there is no assurance that the Company will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Management's Discussion and Analysis.

Overview

	The following discussion "Management's Discussion and Analysis" contains forward-looking statements. The words "anticipate,"
"believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated.

	The following is qualified by reference to, and should be read in conjunction with, the Company's financial statements, and the notes thereto ("Financial Statements"), included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Discussion and Analysis".

Consolidated Balance Sheet

	As a result of the share exchange entered into on May 1, 2002 between the Company and Servitrust Corp. ("Servitrust") whereby the Company acquired Servitrust as a wholly owned subsidiary, under generally accepted accounting principles, Servitrust is treated as the acquirer and the share exchange was treated as a recapitalization for Financial Statement purposes. Therefore, the Financial Statements reflect on Servitrust's operations since its inception at December 31, 2001, and the Financial Statements include the balance sheet of Servitrust and the Company at historical cost as of June 30, 2002, and the statements of operations include the results of operations of Servitrust for all periods presented and the results of operations of the Company from the date of merger and recapitalization. Operating results for the three and six months ended June 30, 2002 are the same because Servitrust did not have any operations during the three months ended March 31, 2002.

	For the period ended June 30, 2002, the Company increased its total assets from a de minimis amount at December 31, 2001 to $266,872. This increase can be attributed to the initial capitalization of Servitrust. Additionally, current liabilities increased to $186,730 and shareholder equity increased to $80,142, respectively, for the period ended June 30, 2002. Again these increases were a result of the initial capitalization of Servitrust and the commencement of operations.

Results of Operations

	Servitrust commenced its operations in April 2002, and consequently, the results of operations for the three month period ended June 30, 2002 and the six month period ended June 30, 2002 are identical. For the aforementioned periods, Servitrust generated $31,783 in revenues. Servitrust began its marketing operations in late June 2002, and the Company expects to see revenues increase substantially in subsequent quarters. Expenses were $357,193 for the periods, which were primarily comprised of $109,579, $103,460, and $109,266 for salaries, general and administrative expenses, and professional fees, respectively. With the exception of the professional fees, which were higher than normal as a result of the merger, these costs are in line with management's future expectations and needs. The Company lost $325,410 or approximately $0.03 a share for the periods discussed.

Liquidity and Capital Resources

	The Company has a net loss of approximately $325,410, a negative cash flow from operating activities of $149,481 and a working capital deficiency of $91,197. These matters have caused our auditors to question the Company's ability to continue as a going concern. To address the need for additional capital so that the Company may implement its business plan, certain of the Company's founders have made loans to the Company in the amount of $20,000 as of June 30, 2002 while it raises additional capital through the sale of its Common
Stock pursuant to a private placement of restricted securities. Management believes that the combination of these two sources of funds will be sufficient to enable the Company to continue its operations. However, as of the date hereof, no additional binding commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person, and no additional binding agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company. Accordingly, the Company cannot make assurances that any additional funds will be available to the Company to allow it to cover all of its expenses.

Limited Operating History

	As a result of the Company's limited operating history, it is difficult for management to predict future operating results.
However, the Company has already deployed its stored value credit card product for sale in the Philippines with one of its overseas partners, and is scheduled to deploy the same product for sale with a partner in India beginning in the third week in August. Deployment with an additional Indian partner is expected to begin shortly thereafter. As a result, management expects its revenues to increase substantially with a less substantial increase in its operating expenses, as the lower cost of doing business overseas is an integral portion of the Company's business plan. However, the Company cannot assure that the deployment of these programs will be as successful as anticipated as a result of the start-up nature of these programs and the civil unrest and turmoil in India and the Philippines.

                             PART II

                         OTHER INFORMATION

Item 1.  Legal Proceedings

	Not Applicable

Item 2.  Change in Securities

	During the period covered by this Report, the Company issued an aggregate of 10,439,000 shares of common stock, $0.001 par value
("Common Stock") pursuant to the following transactions:

	During April, the Company issued 189,000 shares of Common stock to four (4) accredited persons in exchange for $47,250 or $0.25 per share. The Company relied on Section 4(2) and (4(6) of the Securities Act since the transaction did not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

	On May 1, 2002, pursuant to an Agreement and Plan of Share Exchange, the Company completed the acquisition of 100% of the issued and outstanding shares of Servitrust Corp. ("Servitrust") in exchange for 10,000,000 shares of the Company's common stock. The common stock consideration amount was arrived at through negotiation between the Company and Servitrust. Servitrust shareholders were the only offerees in connection with this transaction. All Servitrust shareholders were accredited investors. The Company relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

	During June 2002, the Company issued 250,000 shares of Common Stock to one (1) non-accredited person in exchange for $25,000 in services to the Company, or $0.10 per share, pursuant to the terms of an agreement entered into between the service provider and the Company during February 2002. This person was the only offeree in connection with this transaction. The Company relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

Item 3.  Defaults Upon Senior Securities

	Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5.  Other Information

	On September 14, 2001, the Company signed an agreement with Commuinicate.com to lease with an option to purchase the Internet domain name Boxing.com. The lease term is for a period of twelve months and requires total payments of $55,000, of which $25,000 was paid at closing. The remaining $30,000 was paid in March 2002. In addition, the Company had the option to purchase the internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of its common stock. This option was not exercised and terminated as of June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1 	Agreement and Plan of Share Exchange*
2.2	Contract Extension to Agreement and Plan of Share Exchange*
10.1	Consulting Agreement with Shoreliner Capital Limited Partnership
99.1	Option Agreement - Bryan Eggers*
99.2	Option Agreement - Joel Arberman*



*	Incorporated by reference in the Company's Form 8-K filed May 6,
        2002.

(b) Reports on Form 8-K



1.	Changes in Control of Registrant, Acquisition of Assets, and
        Other Events (filed May 6, 2002.)

2.	Change in registrant's certifying accounts (filed June 17, 2002 and amended June 21, 2002).

SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR Specialists, Inc.,
Registrant

By:/s/Lawrence Ruden
   -----------------------------
      Lawrence Ruden,
      Chief Operating Officer

Dated: August 19, 2002

By:/s/Lawrence Ruden
   -----------------------------
      Lawrence Ruden,
      Chief Operating Officer

Dated August 19, 2002