Form 10QSB
period 2002-09-30
PR SPECIALISTS INC
filed 2002-12-20
CIK 1111710

U.S. Securities and Exchange Commission

                             Washington, DC 20549

                                 Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to _____

                      Commission File Number 333-34686

                            PR SPECIALISTS, INC.
---------------------------------------------------------------------------
               (Exact name of small business issuer as
                        specified in its charter)

           Delaware                                          95-4792965
---------------------------------------------------------------------------
(State of other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

              335 South State Road 7, Margate, Florida 33068
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (954) 920-9670
---------------------------------------------------------------------------
                       (Issuer's telephone number)


---------------------------------------------------------------------------
          (Former name, former address, and former fiscal year,
                     if changed since last report)

	Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 19, 2002, there were approximately 16,073,000 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one);
Yes [ ]    No [X]

                          PR SPECIALISTS, INC.

                           Form 10-QSB Index
                          September 30, 2002

                                                                       Page

Part I:   Financial Information.....................................    4

     Item 1. Financial Statements ..................................    4

        Independent Accountants' Report.............................    6

        Condensed Balance Sheets as of September 30, 2002
        (Consolidated) and December 31, 2001 (Unaudited)............    7

        Condensed Consolidated Statements of Operations for
        the Three and Nine Months Ended September 30, 2002
        (Unaudited).................................................    8

        Condensed Consolidated Statement of Changes in
        Stockholders' Equity for the Nine Months Ended
        September 30, 2002 (Unaudited)..............................    9

        Condensed Consolidated Statement of Cash Flows for the
        Nine Months Ended September 30, 2002 (Unaudited)............    10

        Notes to Condensed Consolidated Financial Statements
        as of September 30, 2002 (Unaudited)........................    11

     Item 2. Management's Plan of Operation ........................    15

Part II:  Other Information ........................................    17

     Item 1. Legal Proceedings .....................................    17

     Item 2. Changes in Securities .................................    17

     Item 3. Defaults Upon Senior Securities .......................    17

     Item 4. Submission of Matters to a Vote of Security
             Holders ...............................................    17

     Item 5. Other Information .....................................    17

     Item 6. Exhibits and Reports on Form 8-K ......................    18

Signatures .........................................................    18

                               PART I
                       FINANCIAL INFORMATION


Item 1.  Financial Statements











                    PR SPECIALISTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2002

                    PR SPECIALISTS, INC. AND SUBSIDIARIES


                                   CONTENTS
                                   --------

PAGE    6      INDEPENDENT ACCOUNTANTS' REPORT

PAGE    7      CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
               (CONSOLIDATED) AND DECEMBER 31, 2001 (UNAUDITED)

PAGE    8      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

PAGE    9      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
               STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30,
               2002 (UNAUDITED)

PAGE    10     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR
               THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

PAGES   11-14  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF SEPTEMBER 30, 2002 (UNAUDITED)

                    INDEPENDENT ACCOUNTANTS' REPORT
                    -------------------------------



To the Board of Directors of:
PR Specialists, Inc. and Subsidiaries.

We have reviewed the accompanying condensed consolidated balance sheet of PR Specialists, Inc. and Subsidiaries as of September 30, 2002 and the condensed consolidated statements of operations changes in stockholders equity and cash flows for the nine months ended September 30, 2002. These statements are the responsibility of the Company's management

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial matters. It is substantially less in scope than an audit conducted in accordance with United States generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated condensed consolidated financial statements, the Company has a net loss of $938,154, a negative cash flow from operating activities of $438,792, a working capital deficiency of $582,549 and a stockholders' deficiency of $409,377. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.



Boca Raton, Florida
December 19, 2002

                     PR SPECIALISTS, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                            ------------------------
                                  (UNAUDITED)

                     ASSETS
                     ------
                                                    September 30
                                                         2002          December 31,
                                                    (Consolidated)         2001
                                                    --------------    -------------
CURRENT ASSETS
Cash                                                $       19,703    $       -

Subscriptions receivable                                      -                827
Prepaid expenses                                            14,569            -
                                                    --------------    ------------
Total Current Assets                                        34,272             827

PROPERTY AND EQUIPMENT, NET                                150,282            -


DEPOSITS                                                    22,890            -
                                                    --------------    ------------
TOTAL ASSETS                                        $      207,444    $        827
                                                    ==============    ============


      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
      -------------------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued liabilities            $      454,663     $       150
Advances from stockholders                                 162,158            -
                                                    --------------    ------------
Total Current Liabilities                                  616,821             150
                                                    --------------    ------------

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Common stock, $0.001 par value, 20,000,000
    shares authorized, 15,883,000 and
    8,270,000 issued and outstanding                        15,883             827
Additional paid-in capital                                 521,944            -

Deferred stock based compensation                           (9,050)           -

Accumulated deficit                                       (938,154)           (150)
                                                    --------------    ------------
Total Stockholders' (Deficiency) Equity                   (409,377)            677
                                                    --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  (DEFICIENCY) EQUITY                               $      207,444    $        827
                                                    ==============    ============





  See accompanying notes to condensed consolidated financial statements

                     PR SPECIALISTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                  (UNAUDITED)

                                                    For The Three     For The Nine
                                                    Months Ended      Months Ended
                                                    September 30,     September 30,
                                                        2002              2002
                                                    --------------    -------------

REVENUES                                            $      134,085    $     165,868

COST OF SALES                                              130,056          130,056
                                                    --------------    -------------
GROSS PROFIT                                                 4,029           35,812
                                                    --------------    -------------

EXPENSES
Salaries                                                   276,409          385,988
General and administrative expenses                        128,142          231,602
Professional and consulting fees                           165,498          274,764
Stock based consulting services                              6,225           12,450
Rent                                                        32,324           55,967
Depreciation                                                 8,175           13,195
                                                    --------------    -------------
Total Expenses                                             616,773          973,966
                                                    --------------    -------------

NET LOSS                                            $     (612,744)   $    (938,154)
                                                    ==============    =============

NET LOSS PER SHARE-BASIC AND DILUTED                $         (.04)   $        (.07)
                                                    ==============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           15,656,163       14,088,963
                                                    ==============    =============






  See accompanying notes to condensed consolidated financial statements

                          PR SPECIALISTS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                          IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                       --------------------------------------------

                                                               Additional      Common        Deferred      Retained
                                          Common Stock           Paid In        Stock       Stock Based    Earnings
                                       Shares        Amount      Capital      Subscribed    Compensation   (Deficit)       Total
                                     ----------    ---------  ------------    ----------    ------------   ----------   ----------

Issuance of founders' common stock    8,270,000    $   8,270  $     (7,443)   $        -    $       -      $     -      $      827

Issuance of common stock for cash     2,040,000        2,040       459,960             -            -            -         462,000

Recapitalization of
  PR Specialists, Inc.                5,233,000        5,323        48,142            35            -            -          53,500

Issuance of common stock for
  consulting services                   250,000          250        21,285           (35)         (9,050)        -          12,450

Net loss for nine months ended
  September 30, 2002                       -            -             -                -            -        (938,154)    (938,154)
                                     ----------    ---------  ------------    ----------    ------------   ----------   ----------
BALANCE, SEPTEMBER 30, 2002          15,883,000    $  15,883  $    521,944    $        -    $     (9,050)  $ (938,154)  $ (409,377)
                                     ==========    =========  ============    ==========    ============   ==========   ==========










  See accompanying notes to condensed consolidated financial statements

                        PR SPECIALISTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                    --------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (938,154)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                      18,215
    Stock based consulting services                                   12,450
    Amortization of prepaid expenses received
    in acquisition of subsidiary                                      15,999
Changes in assets and liabilities:
  Increase in prepaid expenses                                        (1,965)
  Increase in accounts payable and accrued liabilities               454,663
                                                                ------------
    Net Cash Used In Operating Activities                           (438,792)
                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary,
  net of liabilities                                                  24,897
Acquisition of property and equipment                               (168,497)
Deposits                                                             (22,890)
                                                                ------------
    Net Cash Used In Investing Activities                           (166,490)
                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                               462,827
Advances from stockholders                                           162,158
                                                                ------------
    Net Cash Provided By Financing Activities                        624,985
                                                                ------------

NET INCREASE IN CASH                                                  19,703

CASH - BEGINNING OF PERIOD                                              -
                                                                ------------
CASH - END OF PERIOD                                            $     19,703
                                                                ============



  See accompanying notes to condensed consolidated financial statements

                  PR SPECIALISTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 2002
                         ------------------------


NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------  ------------------------------------------

(A) Organization and Business Operations
----------------------------------------

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

(B) Basis of Presentation
-------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to form 10-QSB. Accordingly, these financial statements do not include all of the notes required by generally accepted accounting principles. In the opinion of the Company, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes thereto should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

Operating results for the three and nine months ended September
30, 2001 have not been presented because the Company was inactive during this period.

(C) Principles of Consolidation
-------------------------------

The accompanying 2002 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.
All significant inter-company transactions and balances have been eliminated in consolidation.

                  PR SPECIALISTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 2002
                         ------------------------

(D) Use of Estimates
--------------------

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

(E) Net Loss Per Share
----------------------

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SAFS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding during the period ended September 30, 2002. Accordingly, basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

NOTE 2	ACQUISITION AND RECAPITALIZATION
------  --------------------------------

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

NOTE 3	INCOME TAXES
------  ------------

The Company incurred losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

                  PR SPECIALISTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 2002
                         ------------------------


At September 30, 2002, had a net operating loss carryforward of approximately $938,000 for income tax purposes. This carryforward will be available to offset future taxable income through the year ended December 31, 2022. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such asset, as its realization does not meet the required asset recognition standard established by SFAS 109.

NOTE 4	COMMITMENTS
------  -----------

(A) Consulting Agreement
------------------------

On February 8, 2002, the Company entered into a consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies. The agreement is for a term of one year, and requires the Company to issue 250,000 shares of its common stock. As of June 30, 2002, all of these shares were issued and the Company has recorded stock-based consulting fees of $15,950, of which $3,500 was recorded prior to the acquisition and recapitalization and $12,450 was recorded during the period presented. In addition, as of September 30, 2002 deferred stock based compensation of $9,050 has been recorded.

(B) Lease Agreement
-------------------

The Company leases office space under an operating lease, which provides for minimum annual rental payments plus a portion of real estate taxes and operating costs and expires May 15, 2004. Future minimum lease payments for the operating lease is as follows at September 30, 2002:

           Year Ending
           -----------
             2003                     $       97,944
             2004                             65,296
                                      --------------
                                      $      163,240
                                      ==============

Rent expense on the above lease for the nine months ended
September 30, 2002 amounted to $55,967. As of September 30, 2002, the Company was in arrears for two months of rent. This amount has been accrued and is included in accounts payable and accrued expenses (See Note 6).


NOTE 5	GOING CONCERN
------  -------------

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net operating loss of $938,154, a negative cash flows from operating activities of $438,792, a working capital

               PR SPECIALISTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 2002
                      ------------------------

deficiency of $582,549 and a stockholders' deficiency of $409,377 at September 30, 2002 and requires a significant amount of additional capital to proceed with the implementation and development of its business plan. The Company's ability to continue as a going concern is dependent on its ability to raise capital to fund its cash requirements until its business operations provide sufficient cash flow to offset its expenses. The Company's plans include selling shares of its common stock through private placements, however, there is no assurance that the Company will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



NOTE 6	SUBSEQUENT EVENTS
------  -----------------

During October and November 2002, the Company entered into a stock payment agreement in settlement of approximately four months (August 2002 - November 2002) of rent expense owed under the terms of the lease agreement discussed in Note 4(B). The Company issued an aggregate of 165,000 shares of common stock in settlement of approximately $33,000 of rent arrearages.

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

	For the period ended September 2002, the Company increased its total assets from a de minimis amount at December 31, 2001 to $207,444. This increase can be attributed to the initial capitalization of Servitrust. Additionally, current liabilities increased to $616,821 and shareholder equity decreased to a deficit of $409,377, respectively, for the period ended September 30, 2002. Again these increases were a result of the initial capitalization of Servitrust and the commencement of operations, and the decrease in shareholder equity was a result of losses sustained.

Results of Operations

	Servitrust commenced its operations in April 2002, and consequently, there are no results for prior periods. Presented are the results for the 3-month period ended September 30, 2002 and the nine-month period ended September 30, 2002. For the aforementioned periods, Servitrust generated $134,085, and $165,868 in revenues, respectively. Expenses were $616,773, and $973,966, respectively for the periods, which were primarily comprised of $276,409, $128,142, and $165,498 for salaries, general and administrative expenses, and professional and consulting fees for the current period.

        Servitrust lost $612,744 for the quarter and $938,154 for the nine months period ending September 30, 2002 period or approximately $0.04, and $0.07, respectively a share for the periods discussed.

Liquidity and Capital Resources

        The Company has a net loss of $938,154, a negative cash flow from operating activities of $438,792, a working capital deficiency of $582,549 and a stockholders' deficiency of $409,377. These matters have caused our auditors to question the Company's ability to continue as a going concern.

In September, Servitrust issued payroll advances to its key employees because it was unable to meet its payroll obligations.
Also, at that time, officers accrued their salaries. During November of 2002, Servitrust ceased dialing all outgoing calls in connection with its stored value cards due to its concern about the lack of fulfillment and delivery of stored value cards that it had previously sold. Servitrust has contracts requiring such fulfillment by outside vendors. To date, these vendors have not fulfilled their obligations under these agreements, which has forced Servitrust to issue refunds when requested and has forced Servitrust to lay off virtually its entire staff. Currently, Servitrust has paid for and requested fulfillment of 284 stored value cards that it has sold. Approximately 200 customers have requested refunds from Servitrust due to the lack of timely fulfillment by Servitrust's vendors and/or buyer's remorse, and approximately 770 cards remain unfilled, resulting in a liability of $48,120. To date, the Company's founders have made loans to Servitrust in the approximate amount of $168,600. Additionally the Company has sold 335,000 shares of restricted stock at $.20 per share during the period covered by this report in an attempt to finance Servitrust's business activities. The Company is currently attempting to address the need for additional capital by attempting to align itself with a strategic partner, or private investors so that Servitrust may implement its business plan. Further, Servitrust is strenuously pursuing its vendors to fulfill their contractual obligations and issue previously sold stored value cards, so as to dramatically reduce its outstanding liabilities. The Company cannot make assurances that any additional funds will be available to Servitrust to allow it to cover all of its expenses and resume its operations, or that its vendors will fulfill their contractual obligations and issue the previously sold stored value cards.

Limited Operating History

	As a result of Servitrust's limited operating history and its current financial situation, it is difficult for management to predict future operating results. As a result of its problems with its vendors that were contracted to fulfill the sales of its "stored value" product, Servitrust has ceased operations in the Philippines with one of its overseas partners, as well as two of its overseas partners in India. We cannot guarantee that if we obtain an infusion of capital that Servitrust will be able to resume and reestablish its relationships with its overseas partners.


                             PART II
                        OTHER INFORMATION

Item 1. Legal Proceedings

	Not Applicable

Item 2. Change in Securities

	During the period covered by this Report, the Company issued an aggregate of 335,000 shares of common stock, $0.001 par value ("Common Stock") to four (4) accredited persons in exchange for $67,000 cash or $0.20 per share. The Company relied on Section 4(2) and (4(6) of the Securities Act since the transaction did not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

	Additionally, during September, the Company made an agreement with Servitrust's landlord whereby during October 2002 and November 2002, the Company issued 165,000 shares of restricted stock valued at $0.20 per share in exchange for four months of rent valued at $33,000. The landlord was an accredited investor. The Company relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

Item 3. Defaults Upon Senior Securities

	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5. Other Information

        During October, Servitrust executed a contract with Momentum to market local telephone service to commercial business establishments, and executed a contract with EVE Creative Marketing Services, Inc. to market commercial dish programming to commercial business establishments. Servitrust test dialed both of these projects during October and November on a limited basis, but as a result of insufficient capital, it has since ceased operations in connection with these programs.

        As discussed above in "Management's Discussion and Analysis", during November of 2002, Servitrust ceased dialing all outgoing calls in connection with its stored value cards due to its concern about the lack of fulfillment and delivery of stored value cards that it had previously sold. Servitrust has contracts requiring such fulfillment by outside vendors. To date, these vendors have not fulfilled their obligations under these agreements, which has forced Servitrust to issue refunds when requested and has forced Servitrust to lay off virtually its entire staff. Servitrust is strenuously pursuing its vendors to fulfill their contractual obligations and issue previously sold stored value cards, so as to dramatically reduce Servitrust's outstanding liabilities. We cannot make assurances that any additional funds will be available to Servitrust to allow it to cover all of its expenses and resume its operations.

On December 18, 2002, John Cahill resigned as our president and as one of our directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.



(b)   Reports on Form 8-K

      Not Applicable


SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR Specialists, Inc.,
Registrant

By: __/s/Lawrence Ruden_______
    Lawrence Ruden,
    Chief Operating Officer

Dated: December 20, 2002

By: __/s/Lawrence Ruden_______
      Lawrence Ruden,
      Chief Operating Officer

Dated December 20, 2002




                         CERTIFICATIONS

Chief Operating Officer

I, Lawrence Ruden, Chief Operating Officer certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PR
Specialists, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

    (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002


                                 ___/s/Lawrence Ruden________
                                 Lawrence Ruden
                                 Chief Operating Officer