Form 10-K
period 2002-12-31
PR SPECIALISTS INC
filed 2008-10-29
CIK 1111710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-34686

PR Specialists, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-4792965 (I.R.S. Employer Identification No.)
2300 NE 48th Court, Lighthouse Point, Florida 33064 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (954) 725-0138 Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each Exchange on which registered None
Securities registered pursuant to Section 12(g) of the Act: _________________________________________ (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act      Yes [  ]         No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes [  ]           No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).     Yes ☒     No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $295. Such aggregate market value was computed by reference to the closing price for the registrant’s common stock on the OTC market as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of October 17, 2008 was 2,959,834.

Table of Contents

			Page
PART I			2
	Item 1.	Business.	5
	Item 1A.	Risk Factors	8
	Item 1B.	Unresolved Staff Comments	8
	Item 2.	Properties	8
	Item 3.	Legal Proceedings.	8
	Item 4.	Submission of Matters to a Vote of Security Holders	2
PART II			8
	Item 6.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
	Item 7.	Selected Financial Information	11
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14
	Item 8.	Financial Statements and Supplementary Data	14
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
	Item 9A.	Controls and Procedures	14
	Item 9B.	Other Information	15
PART III			15
	Item 10.	Directors and Executive Officers of the Registrant	15
	Item 11.	Executive Compensation	17
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
	Item 13.	Certain Relationships and Related Transactions	20
	Item 14.	Principal Accountant Fees and Services	20
PART IV			21
	Item 15.	Exhibits and Financial Statement Schedules	21

3

Item 1.

Business

Forward-Looking Statements

This Report on Form 10-K contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words "anticipate", "plan", "believe", "expect", "estimate", and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

•

Changes in general economic and business conditions affecting our Company;

•

Legal or policy developments that diminish the appeal of our Company; and

•

Changes in our business strategies.

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to our Company.

Our Business Development

PR Specialists, Inc. (the “Company” or “PR Specialists”) was incorporated in March 2000 as a publicity services firm specializing in small and medium size businesses. We offered a range of services to deliver publicity  solutions  designed to help clients  promote their Internet  businesses, including strategy consulting; publicity  plans, press  releases, post-release  support, press  kits, editorial  contact  database, editorial  calendars, new product  announcements, product reviews, trade show support, clipping  services, and web site  promotion.

Due to a lack of revenue and capital constraints, we were unable to continue with our publicity services business plan and on April 11, 2002, we entered into an Agreement and Plan of Share Exchange with Servitrust Corp., a Florida corporation (“Servitrust”), which provided for our Company to acquire all of the outstanding capital stock of Servitrust in exchange for 10,000,000 shares of our Company's common stock. On May 1, 2002, we completed the acquisition of 100% of the issued and outstanding shares of Servitrust and Servitrust became our wholly owned subsidiary. For accounting purposes, Servitrust was treated as the acquirer, and the share exchange was treated as a reverse acquisition and recapitalization.

Upon reorganizing with Servitrust, we changed our plan of business and we became a development stage, low cost, fulfillment-servicing corporation that provided communication, asset based services and collections, as well as high level in-bound and out-bound call center capabilities to financial institutions and other businesses.

Due to a lack of revenue and capital constraints, we were unable to continue with this business plan, and in December 2002, we ultimately ceased our business activities and became dormant. During that dormant period, we incurred losses and did not have any revenues to cover our incurred expenses. In February 2007, we dissolved Servitrust, and all of our other subsidiary companies pursuant to the Florida Business Corporation Act.

Presently, PR Specialists conducts no business operations. We are in the process of bringing our Company’s periodic and other filings current with the Securities and Exchange Commission.

Our Business

We intend to serve as a corporate vehicle that will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”) that desires to employ our Company to become a publicly traded corporation that reports under the Securities Exchange Act of 1934 ("Exchange Act"). Essentially, other than described herein, we do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

Our present officer and director is our only employee, and he devotes a minimal amount of his time to our business. We have no full time employees.  We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.  Our need for employees and their availability will be addressed in connection with the decision whether or not to consummate a specific Business Combination.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential that, in the opinion of management, could provide a profit to our Company and our stockholders. We may effect a Business Combination with a Target Business that may be financially unstable or in its early stages of development or growth.  We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our present affiliates may become involved in the management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plan, proposal, agreement, understanding or arrangement to effect a Business Combination with any Target Business, and we have not identified any specific business or company for investigation and evaluation.

We encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in connection with identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than we do and we cannot assure you that we will have the ability to compete successfully. Our financial resources are limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive acquisition prospects.  We cannot assure you that such prospects will permit us to meet our stated business objectives. Our limited funds and lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our resources thereto.

We cannot presently ascertain with any degree of certainty the time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and complete a Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state “blue sky” and corporation laws).

Until we raise sufficient capital and/or complete a Business Combination, our Company does not expect to meet its current capital requirements for the next twelve months; and we cannot assure you that even if we raise sufficient capital and complete a Business Combination, that we will ever meet any of our capital requirements.

Our Company must generate additional resources to enable us to pay our obligations as they come due, and our Company must ultimately implement a new business plan and achieve profitable operations.  We cannot assure you that we will be successful in any of these activities.  Should any of these events not occur, our financial condition will be materially adversely affected. If our Company remains dormant, we will need to raise additional capital to meet our current capital requirements for the next twelve months.

If we consummate a Business Combination with a Target Business which operates in an industry which is regulated or licensed by federal, state or local authorities, compliance with such regulations could be a time-consuming and expensive process.

Employees

Our present officer and director is our only employee, and he devotes minimal time to our business. We have no full-time employees. We expect to use consultant, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees while we are seeking and evaluating Target Businesses.

Facilities

Presently, our executive and business office is located at 2300 NE 48th Court, Lighthouse Point, Florida 33064. We believe this office space is adequate to serve our present needs.

Government Regulations

During the period covered by this report, our business was not subject to direct regulation by any domestic or foreign governmental agency, other than regulations generally applicable to businesses, and we believe that we have complied with these laws and regulations in all material respects.

Item 1A.

Risk Factors

The purchase of shares of capital stock of our Company involves many risks.  A prospective investor should carefully consider the following risk factors before making a decision to purchase any such shares:

We have a limited operating history and a history of losses.

Our Company has no current operations and, as such, may not be able to overcome unanticipated difficulties that may be encountered related to the implementation of its business plan. Our Company has a limited operating history, limited revenue from operations and a history of losses. In addition, because our Company currently has no operations, our Company faces all of the risks inherent with a start-up business, including the possibility that our Company cannot complete a Business Combination with a Target Business that is viable. We cannot assure you that if our Company identifies and completes a Business Combination with a Target Business that such business will ever be profitable. Our Company may also face unforeseen problems, difficulties, expenses or delays in implementing its business plan.

We need to obtain additional funds to continue with our business.

We need to obtain additional funds to continue with our business to fund general and administrative expenses and periodic reporting requirements, and we cannot assure you that such funds will be available, or will be available on favorable terms. Failure to secure needed funds will directly impact our Company's ability to maintain its publicly-traded status, and potentially, the corporate entity itself. While management has dedicated itself to the efforts to secure needed funds, the outcome and ultimate success of those efforts is uncertain.

Investing in our stock is highly speculative and an investor could lose some or the entire amount invested.

Our business plan is highly speculative and, therefore, an investor in our common stock may lose his or her entire investment. The value of our common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in our common stock. The securities markets frequently experience extreme price and volume fluctuations that affect market prices for securities of companies in general, and very small capitalization companies in particular.

The cost of maintaining our reporting obligations is high compared to our available cash

Our Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, to remain a public company and maintain its tradeability on the over-the-counter markets. In order to meet these obligations, our Company will need to continue to raise capital. If adequate funds are not available to our Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. Our Company has a history of delinquencies in its filing obligations with the Securities and Exchange Commission.

 Our stockholders face potential dilution in any new financing.

Any additional equity that our Company raises would dilute the interest of the current stockholders and any persons who may become stockholders before such financing. Given the low price of our Company's common stock, such dilution in any financing of a meaningful amount, could be substantial.

If we complete a Business Combination with a Target Business, we will be dependent upon market acceptance and competitive factors.

The success of any Target Business we complete a Business Combination with will be highly dependent upon, among other things, gaining market acceptance from customers that will use our Target Business' products and services. More specifically, these factors include, among other things, how well its products or services perform (ease of implementation, ease of use by customers, reliability, and scope of products and services), competitive forces, the level of consumer demand for products and services offered, the selling prices of its products and services, and the effectiveness of our marketing activities.

The Market For Our Company’s Common Stock is Limited Which May Make it More Difficult For You To Sell Your Stock

In 2002, our common stock was delisted from the over-the-counter bulletin board market and our stock currently trades in the gray market, which makes it more difficult to buy or sell our stock and has lead to a significant decline in the frequency of trades and trading volume. This also adversely affects our Company's ability to obtain financing in the future due to the decreased liquidity of our Company's shares. There can be no assurance when or if our Company's common stock will be quoted on the over-the-counter bulletin board or pink sheets. Accordingly, we cannot assure you as to the liquidity of any markets that may be available for our common stock, your ability to sell your common stock, or the prices at which you may be able to sell your common stock.

Rules related to low-priced equity securities may make it harder for you to sell our common stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined by law generally as equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules place additional responsibilities on broker-dealers effecting transaction in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary markets for a stock that is subject to the penny stock rules.

Our Company is delinquent in its SEC filings.

While our Company and its management seek to operate fully within the scope of the law and fulfill any and all regulatory obligations, our Company is delinquent in its filing of periodic reports with the SEC and the staff of the SEC may recommend enforcement proceedings be commenced against our Company.

Rule 144 May Not Be Available To You When and If You Decide To Sell Securities of our Company

Our Company is a shell company and you will not be eligible to utilize Rule 144 for the resale of your shares of common stock until one year after we file "Form 10 information" with the SEC reflecting our status as an entity that is no longer a shell company, but, only for so long as we have been current with the filing of all of our periodic reports with the SEC and remain current with such fiings. In the event this does not occur, you will not be able to resell your securities pursuant to Rule 144.  If there is no other exemption available to you at the time, you will not be able to resell your securities and recoup your investment unless and until our Company has remedied its periodic filing obligations with the SEC.  There can be no assurance that our Company will remedy such deficiency.

Any Returns on Investment May Be Limited to the Value of our Company’s Common Stock

We have never paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our Company’s common stock may be less valuable because a return on investment will only occur if its stock price appreciates

Item 1B.

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

Presently, we conduct our operations at space located at 2300 NE 48th Court, Lighthouse Point, Florida 33064. This space is owned by our president, and is adequate for our current needs. We expect to be able to utilize this space, free of charge, until such time as a Business Combination occurs.

Item 3.

Legal Proceedings

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and   Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol Other OTC: PRNC. The OTC, or "Over-the-Counter," market is not an organized marketplace or exchange. OTC is a catchall phrase for any market in an equity security that is not listed on a US exchange or on the Nasdaq Stock Market. OTC securities are issued by companies that either choose not to list, or are unable to meet the standards for listing, on NASDAQ or a US stock exchange.

OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, and/or, if the securities are registered with the SEC and their issuers are current in their reporting obligation, on the OTC Bulletin Board. Some OTC securities are not quoted on either the Pink Sheets or the OTC Bulletin Board; these securities are sometimes referred to as gray market or "Other-OTC" securities. Because Other-OTC securities are not quoted on any quotation service, bid and ask quotations for these securities are not available. However, NASD rules require its members to report transactions in all OTC equity securities to Nasdaq, so last sale and volume information is available for all OTC securities, including those categorized as "Other OTC."

The following table set forth below lists the last sale price for our common stock for each fiscal quarter for the 2006 and 2007 fiscal years and the first two fiscal quarters of 2008. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		Last Sale
		High	Low

2006	1st Quarter	$.001	$.001
	2nd Quarter	$.001	$.001
	3rd Quarter	$.001	$.001
	4th Quarter	$.001	$.001

2007	1st Quarter	$.001	$.001
	2nd Quarter	$.001	$.001
	3rd Quarter	$.001	$.001
	4th Quarter	$.0001	$.0001

2008	1st Quarter	$.0001	$.0001
	2nd Quarter	$.0001	$.0001
	3rd Quarter	$.0001	$.0001

Holders

    As of October 17, 2008 we have a total of 2,959,834 shares of common stock outstanding, held of record by approximately 130 stockholders. We do not have any shares of preferred stock outstanding.

Dividends

No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

 Not Applicable

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Additionally, you should be aware that Rule 144 promulgated by the United States Securities and Exchange Commission is not available for the resale of securities initially issued by a shell company, such as our Company, or an issuer that has been at any time previously a shell company unless the issuer: (i) has ceased to be a shell company; (ii) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (iii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) has filed current "Form 10 information" with the SEC reflecting its status as an entity that is no longer a shell company. Thereafter, such securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed "Form 10 information" with the SEC.

Recent Sales of Unregistered Securities

Not Applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not Applicable

Item 6.

Selected Financial Information

Not Applicable

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

The following is qualified by reference to, and should be read in conjunction with our audited financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-K, as well as the discussion hereunder "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

During the period covered by this report, PR Specialists, Inc. operated as a holding company on behalf of its wholly-owned operating subsidiary Servitrust (and its subsidiaries), and unless the context otherwise requires, all references to the “Company” “we” “our” “us” and other similar terms means both PR Specialists, Inc. and Servitrust.

Overview

As described above, we were dormant for a period of time due to the lack of capital. During that dormant period we incurred a loss from operations, and we presently do not have any revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately implement our business plan and achieve profitable operations.  We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

Significant Accounting Policies

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles. As a result, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the notes to the Financial Statements.

Reorganization

On May 1, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Servitrust Corp. (“Servitrust”), which became our Company’s wholly owned operating subsidiary.  For accounting purposes, Servitrust was treated as the acquirer, and the share exchange was treated as a reverse acquisition and recapitalization. As a result, our Financial Statements reflect on Servitrust’s operations since its inception at December 31, 2001, and the Financial Statements include the balance sheet of Servitrust and the Company at historical cost as of December 31, 2002, and the statements of operations include the results of operations of Servitrust for all periods presented and the results of operations of the Company from the date of inception.

For the year ended December 31, 2002, the Company increased its total assets from $827 at December 21, 2001 (inception to December 31, 2001) to $22,890, and current liabilities increased from $150 to $598,232, respectively. These increases can be attributed to the initial capitalization and commencement of operations of Servitrust.  Stockholder equity decreased from $677 to a deficit of $575,342, respectively, at December 21, 2001 (inception to December 31, 2001) and for the year ended December 31, 2002. The decrease in stockholder equity was a result of losses sustained.

Results of Operations

For the period December 21, 2001 (inception) to December 31, 2001

We generated no revenue since we were recently formed and had not yet implemented our business plan. Our expenses were $150, for this period, which were primarily comprised of general and administrative expenses. Net loss for our Company during this period was also $150.

For the year ended December 31, 2002

For year ended December 31, 2002, we generated $224,436 in net sales. Our expenses totaled $1,370,101, for this period, which were primarily comprised of $116,637 for cost of services, $41,295 for stock based consulting fees and $1,212,169 for general and administrative costs.

Net loss for our Company during this period was $1,347,107, or approximately $0.10 per share. This was comprised of a $1,145,665 loss from operations combined with other net expenses of $228,442. This net loss was attributable to our failure to generate sufficient net sales and gross profit to offset operating costs and other expenses.

Liquidity and Capital Resources

At December 31, 2002, net cash used in operating activities was $473,037 and net cash used in financing activities was $166,490, which was primarily for the acquisition of property and equipment.  Net cash provided by financing activities was $639,527, which was derived from advances from our principal stockholders of $176,700 and proceeds from the issuance of common stock of $462,827.  At December 31, 2002, we had a zero cash balance, our assets totaled $22,890, our liabilities totaled $598,232, and we had stockholders’ deficit of $575,342.

Analysis of Cash Flow

For the year ended December 31, 2002

Net cash used in operating activities was $473,037 for the year ended December 31, 2002, consisting of sales and payments for general and administrative expenses and stock based consulting fees, offset by $569,067 in accounts payable and accrued expenses, $199,500 in a loss  on the settlement of liabilities, $40,929 in a loss on disposition of equipment, and $12,604 in prepaid expenses.

Net cash used in financing activities for the year ended December 31, 2002 was $166,490, which consists of $168,497 in the acquisition of property and equipment and $22,890 in deposits, offset by $24,897 in the acquisition of the subsidiary.

Net cash provided by investing activities for the year ended December 31, 2002 was $639,527, which consists of $462,827 of proceeds from the issuance of common stock and $176,700 in advances from stockholders.

For the period December 21, 2001 (inception) to December 31, 2001

Net cash used in operating activities for the period December 21, 2001 (inception) to December 31, 2001 was $0, consisting of general and administrative expenses of $150 offset by $150 in accounts payable and accrued expenses.

Significant Trends, Developments and Uncertainties

Due to a lack of revenue and capital constraints, in December 2002 we ultimately ceased our business activities and became dormant. During that dormant period, we incurred losses and did not have any revenues to cover our incurred expenses. In February 2007, we dissolved Servitrust, and all of our other subsidiary companies pursuant to the Florida Business Corporation Act. Presently, PR Specialists conducts no business operations. We are in the process of bringing our Company’s periodic and other filings current with the Securities and Exchange Commission.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report.  A list of our Financial Statements is provided in response to Item 13 of this Form 10-K Report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company’s disclosure controls and procedures remain ineffective as of the date of this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Company's principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2002. In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis, and the fact that because we have only one officer and director, the Company is not able to segregate duties.  Based on this evaluation, our management, with the participation of the Company's principal executive officers and financial officers, concluded that, as of April 30, 2002, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations.

Until we complete a Business Combination with a Target Business, our Company does not expect to be able to make significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we complete a Business Combination with a Target Business, our Company expects to adopt an independent audit committee, commit funds for legal and accounting work and the preparation of financial statements and audits, and bring the Company out of its dormant period, all of which should enable our Company's principal executive officers and financial officers to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our acquiring a Target Business will guarantee that we will be able to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

ITEM 10.

Directors and Executive Officers and Corporate Governance

Identity of directors and executive officers during the period covered by this report

The following table sets forth the full name, principal occupation or employment, five-year employment history and certain other information concerning the Company’s directors and executive officers during the period covered by this report.

Name	Age	Position	Term/Period Served

John C. Cahill	62	Director	5/1/02 to 12/18/02
		President	5/1/02 to 12/18/02
		Secretary	5/1/02 to 12/18/02

Lawrence Ruden	53	Director	5/1/02 to present
		Chief Operating Officer	6/1/02 to present
		President	12/18/02 to present

Bryan Eggers	53	President	Inception to 5/1/02
		Director	Inception to 8/22/02
		Vice President	5/1/02 to 8/22/02

Business experience of directors and executive officers during the period covered by this report

Mr. John C. Cahill served as a director, president and secretary of PR Specialists during the times stated above. At that time, Mr. Cahill had over 30 years experience in the financial services industry. Since 1998, Mr. Cahill has served as the president and CEO of First Teleservices Corp. From 1992 to 1998, Mr. Cahill served as senior vice president of First Data Card Services Group, a $2.5 billion division of First Data Corporation, a $5.4 billion financial services company. Mr. Cahill holds an M.B.A. degree from Bernard Baruch College, New York City, and a B.S. degree from Manhattan College, New York City.

Mr. Ruden served as a director, president and chief operating officer of PR Specialists during the times stated above. At that time, Mr. Ruden previously served as the Chief Executive Officer, President and Director of The Kids Club of America, Inc.  Mr. Ruden also served as the Director of Business Development at the law firm of Norych & Tallis, P. A. in Coral Springs, Florida, where he has been associated since 1995. There he was chiefly responsible for building a "subrogation recovery business," which enables companies to recover insurance losses from tortfeasors. From 1993 to 1995, Mr. Ruden was the marketing director for Marino Comprehensive, a company offering preparatory courses for law students taking the New York and New Jersey Bar Exams.  Mr. Ruden received his B.S. degree from Cornell University in 1971.

Mr. Eggers has served as president, vice president and director of PR Specialists during the times stated above. From November 1999 until March 2000, he served as an independent public relations consultant. From December 1998 until November 1999, he served as vice president of public relations of CDbeat.com, an Internet music software company. From August 1998 until December 1998, Mr. Eggers served as an independent public relations consultant. From May 1996 until August 1998, Mr. Eggers served as the Marketing Communications Manager of Luckman Interactive, an Internet software development company. From April 1994 until May 1996, Mr. Eggers served as a Public Relations Specialist for the Dataproducts Division of Hitachi, a computer printer manufacturer. From May 1993 until April 1994, Mr. Eggers served as a consultant for public relations and marketing for Now-Online, Inc., an Internet service provider.

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; instead, the Company's entire board of directors served in that capacity. This was due to the small number of directors and executive officers involved with the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

Code of Ethics

During the period covered by this report, the Company did not have a code of ethics for its principal executive officer, principal financial officer or any other position due to the small number of executive officers involved with the Company.

Family Relationships

Not Applicable

Certain Legal Proceedings

Not Applicable

Item 11.

Executive Compensation.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year ($)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ryan Eggers President	2000	48,750		-0-	(1)	-0-	-0-	-0-	-0-	48,750
	2001	65,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	65,000
	2002	30,000	(3)	-0-	-0-	-0-	-0-	-0-	-0-	30,000

John Cahill (2) President	2002	-0-	(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lawrence Ruden President	2002	-0-	(5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On March 21, 2000, we issued 3,000,000 shares of our common stock to Mr. Eggers as consideration for nominal corporate organization services provided.

(2)

Salary was comprised of $5,417 of cash compensation and $59,583 in non-cash compensation.

(3)

On May 1, 2002, Mr. Eggers resigned as our President and was appointed as our Vice President.

(4)

Mr. Cahill served as our President from May 1, 2002 to December 18, 2002 and he received no compensation for serving in that position.

(5)

Mr. Ruden became our President on December 18, 2002.  During the year ended December 31, 2002, Mr. Ruden received no compensation for serving as our president.

Compensation of Directors

During the period covered by this report, other than as described herein, no director received any type of compensation from our Company for serving as such.

Employee Stock Option Plan

Not Applicable

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of October 17, 2008, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	% of Class Owned (2)(3)
Lawrence Ruden 2300 NE 48th Court Lighthouse Point Florida 33064	165,500	5.59%
David M. Bovi 319 Clematis Street, Suite 700 West Palm Beach, Florida 33401	290,000	9.79%
Bryan Eggers 2601 S. Grand Canyon Dr. #1049 Las Vegas, NV 89117	272,166	9.19%
Rudolph Services Group, Inc. 13608 Greentree Trail West Palm Beach Florida 33414	160,000	5.40%

____________________________

(1)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(2)

Based on 2,959,834 shares of common stock outstanding on October 17, 2008.

(3)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

Security Ownership of Management

The following table sets forth, as of October 17, 2008, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	% of Class Owned (2)(3)
Lawrence Ruden 2300 NE 48th Court Lighthouse Point Florida 33064 Director, President, Treasurer	165,500	5.59%
Directors and Officers as a Group (1 Person)	165,500	5.59%

____________________________

(1)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(2)

Based on 2,959,834 shares of common stock outstanding on October 17, 2008.

(3)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Our Company currently has no securities authorized for issuance under any equity compensation plans.

Item 13.

 Certain Relationships and Related Transactions.

Not Applicable

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the years ended December 31, 2002 and 2001 for professional services rendered by De Leon & Company, P.A. for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2002 and 2001 was $10,000.

Audit-Related Fees

No fees were billed for the years ended December 31, 2002 and 2001 for assurance and related services by De Leon & Company, P.A. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the years ended December 31, 2002 and 2001 for tax compliance, tax advice, or tax planning by De Leon & Company, P.A.

All Other Fees

No fees were billed for the fiscal years ended December 31, 2002 and 2001 for products and services provided by De Leon & Company, P.A., other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon & Company, P.A. All the services performed by De Leon & Company, P.A. that are described above were pre-approved by the Company's audit committee.

None of the hours expended on De Leon & Company, P.A.’s engagement to audit the Company's financial statements for the years ended December 31, 2002 and 2001 were attributed to work performed by persons other than De Leon & Company, P.A.’s full-time, permanent employees.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

The exhibits to this Annual Report on Form 10-K are listed on the accompanying Index to Exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Number

Description of Documents

31.1

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of our Company

31.2

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of our Company

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of our Company

32.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of our Company

APPENDIX A

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR SPECIALISTS, INC.

October 17, 2008

By:  /s/ Lawrence Ruden

Lawrence Ruden, President

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 17, 2008

By:  /s/ Lawrence Ruden

Lawrence Ruden, President

Treasurer Sole Director

(principal executive officer

and principal financial officer)

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 – F-6
NOTES TO FINANCIAL STATEMENTS	F-7-F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PR Specialists, Inc. and Subsidiaries

Wilmington, DE

We have audited the accompanying balance sheets of PR Specialists, Inc. and Subsidiaries, as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2002 and from December 21, 2001 (Inception) through December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PR Specialists, Inc. and Subsidiaries as of December 31, 2002 and 2001 and results of their operations and their cash flows for the year ended December 31, 2002 and from December 21, 2001 (Inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

De Leon & Company, P.A.

Pembroke Pines, Florida

March 25, 2008

PR SPECISLISTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Subscription receivable	$-	$827
	-	827

OTHER ASSETS
Deposits	22,890	-

TOTAL ASSETS	$22,890	$827

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$267,820	$150
Accrued expenses	153,712	-
Advances from stockholders	176,700	-
Total Current Liabilities	598,232	150

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 20,000,000 authorized
16,048,000 and 8,270,000 issued and outstanding at
December 31, 2002 and 2001, respectively	$16,048	$8,270
Additional paid-in-capital	788,072	(7,443)
Deferred stock based compensation	(5,205)	-
Accumulated (deficit)	(1,374,257)	(150)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(575,342)	677

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$22,890	$827

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDING DECEMBER 31, 2002 AND FROM DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2001

	For the	From December 21,
	Year Ending	2001 (Inception) to
	December 31, 2002	December 31, 2001

NET SALES	$224,436	$-

COST AND EXPENSE
Cost of services	116,637	-
Stock based consulting fees	41,295	-
General and administrative	1,212,169	150
	1,370,101	150

LOSS FROM OPERATIONS	(1,145,665)	(150)

OTHER INCOME (EXPENSE)
Rental income	12,000	-
Loss on settlement of liabilities	(199,500)
Loss on disposition of equipment	(40,929)	-
Interest expense	(13)	-

NET LOSS	$(1,374,107)	$(150)

Basic and Diluted Loss per Share	$(0.10)	$(0.00)
Basic and Diluted Weighted Average Number of Shares	13,352,863	8,270,000

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2002

						Deficit Accumulated
	Number of	Common	Paid-in	Common Stock	Deferred Stock	During
	Shares	Stock	Capital	Subscribed	Based Comp	Development Stage	Total

BALANCE AT DECEMBER 21, 2001 (INCEPTION)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders	8,270,000	8,270	(7,443)	-	-	-	827
Net loss from inception to December 31, 2001	-	-	-	-	-	(150)	(150)

BALANCE AT DECEMBER 31, 2001	8,270,000	8,270	(7,443)	-	-	(150)	677

Issuance of common stock for cash	2,040,000	2,040	459,960	-	-	-	462,000
Recapitalization of PR Specialists, Inc.	5,323,000	5,323	48,142	35	-	-	53,500
Issuance of common stock for consulting services	250,000	250	199,750	(35)	(5,205)	-	194,760
Issuance of common stock for vendor payable	165,000	165	82,335	-	-	-	82,500
Services contributed by employee	-	-	5,328	-	-	-	5,328
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,374,107)	(1,374,107)

BALANCE AT DECEMBER 31, 2002	16,048,000	$16,048	$788,072	$-	$(5,205)	$(1,374,257)	$(575,342)

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2002 AND FROM DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2001

	For the	From December 21,
	Year Ending	2001 (Inception) to
	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,374,107)	$(150)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	16,348	-
Stock based consulting services	41,295
Services contributed by employee	5,328
Amortization of prepaid expenses received in acquisition of subsidiary	15,999	-
Loss on settlement of liabilities	199,500	-
Loss on disposition of equipment	40,929
Changes in operating assets and liabilities:
Decrese in prepaid expenses	12,604	-
Increase in accounts payable and accrued expenses	569,067	150

Net cash used in operating activities	(473,037)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary, net of liabilities	24,897
Deposits	(22,890)
Acquisition of property and equipment	(168,497)	-

Net cash used in investing activities	(166,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	176,700	-
Proceeds from issuance of common stock	462,827	-

Net cash provided by financing activities	639,527	-

NET INCREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDING DECEMBER 31, 2002 AND FROM DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2001

	For the	From December 21,
	Year Ending	2001 (Inception) to
	December 31, 2002	December 31, 2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$13	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued to settle liabilities	$33,000	$-

Fixed assets disposed of to settle liabilities	$106,200	$-

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

PR Specialists, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on March 21, 2000.  On May 1, 2002, The Company entered into an Agreement and Plan of Share Exchange (the “Agreement) with Servitrust Corp., a Florida corporation formed on December 21, 2001 for the purpose of creating a web-based fulfillment-servicing enterprise to provide communications, marketing, CRM services, collections as well as high level inbound and outbound call center capabilities to financial institutions and the business industry throughout the world.  Pursuant to the Agreement, the Company acquired all of the outstanding capital stock of Servitrust in exchange for 10,000,000 shares of its common stock (see Note 2).

In addition, the president and another shareholder each previously entered into an option agreement with certain shareholders of Servitrust whereby the Servitrust shareholders will have the opportunity (over a period of approximately nine months) to (i) acquire from the president up to 3,000,000 shares of the common stock he  currently owns in the Company for a price of $0.10 per share; and (ii) acquire up to 1,350,000 shares of the common stock that another one of the Company’s stockholders owns for a price of $0.10 per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash and accounts receivable.  The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.  Concentrations of credit risk with respect to accounts receivables are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

F-11

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost.  A purchase of property and equipment is capitalized if it is valued at $500 or more and has an estimated useful life of at least one year.  Depreciation is principally provided by use of the straight-line method over the estimated useful lives of the assets, as follows:  office equipment, 5 years; and computers, 5 years.

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, receipt of goods by customer occurs, the price is fixed or determinable, and the sales revenues are considered collectible.  Subject to these criteria the Company recognizes revenue at the time compounds are shipped to the customer.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses.  The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share

The Company follows SFAS 128 “Earnings Per Share” resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss in 2002 and 2001, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Recoverability of Long Lived Assets

The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

F-11

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  FIN-48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our calendar year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption.  The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company is currently evaluating the potential impact of FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet.  We will be required to adopt the provisions of SAB No. 108 in fiscal 2007.  We currently do no believe that the adoption of SAB No. 108 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes in current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The Statement is effective for those fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

	2002	2001

Office equipment	$-	$-
Computers	-	-
	-	-
Less: Accumulated depreciation	-	-

	$-	$-

F-11

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 2 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the year ended December 31, 2002 and 2001 was $16,348 and $0, respectively.

NOTE 3 – ADVANCES TO STOCKHOLDERS

Advances to stockholders consist of the following:

	2002	2001

Advances to stockholders	$176,700	$-

NOTE 4 – COMMON STOCK

Reverse Acquisition and Recapitalization

Under a share exchange agreement (the Agreement) entered into on May 1, 2002, the Company acquired 100% of the issued and outstanding common stock of Servitrust Corp. (SC) in exchange for 10,000,000 shares of its common stock.  Immediately after the acquisition, there were 15,323,000 shares outstanding.  During 2002, the Company issued 5,323,000 common shares for $53,500 of net assets acquired as part of the business combination (recapitalization) referred to above.  Generally accepted accounting principles in the U.S. require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes.  As a result, the exchange was treated as a reverse acquisition and recapitalization of the Company and the consolidated financial statements include the balance sheet of the accounting acquirer and the acquiree at historical costs as of June 30, 2002 [where did the June 20, 2002 date come from?] and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of reverse acquisition and recapitalization

Common Stock

During December 2001, the Company issued 8,270,000 shares of its common stock to its founders valued at $827, fair value.

During 2002, the Company issued 2,040,000 shares of its common stock for $462,000 in proceeds.

During 2002, the Company went through a recapitalization and issued an additional 5,323,000 shares of its common stock for $53,500.

During 2002, the Company issued 250,000 shares of its common stock for consulting services valued at $194,760, fair value.  Stock based consulting fees reflected in the statement of operations total $41,295 and the related deferred stock based compensation at December 31, 2002 totals $5,205.

During 2002, the Company issued 165,000 shares of its common stock for payment of a vendor payable, valued at $82,500, fair value.

During 2002, an employee contributed services to the Company valued at $5,328, fair value.

F-11

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 5 – COMMITMENTS

Lease Agreement

The Company leases office space under an operating lease, which provides for minimum annual rental payments plus a portion of real estate taxes and operating costs and expires May 14, 2004.  Future minimum lease payments for the operating lease are as follows:

2003	$97,944
2004	65,296

$163,240

Rent expense under this lease amounted to $56,291 and $0 for the years ending December 31, 2002 and 2001, respectively.

Communicate.com

On September 14, 2001, the Company signed an agreement with Communicate.com to lease, with an option to purchase, the internet domain name Boxing.com.  The lease term is for a period of twelve months and requires total payments of $55,000, of which $25,000 was paid at closing.  The remaining $30,000 was paid in March 2002.  In addition, we have the option to purchase the internet domain name Boxing.com for total additional consideration of $525,000, or at the option of Communicate.com, 525,000 shares of the Company’s common stock.  If the Company elects to purchase the aforementioned domain name,, the Company will be required to pay (1)$250,000 (or issue 250,000 shares of the Company’s common stock) no later than October 29, 2002 and (2)$275,000 (or issue 275,000 shares of the Company’s common stock) no later than April 28, 2003.  The Company never exercised the option to purchase the domain name and it subsequently lapsed.

NOTE 6 – STOCK BASED CONSULTING FEES

On February 8, 2002, the Company entered into a one-year consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies.  The agreement required the Company to issue 250,000 common shares as consideration for services and stated that the consultant would be entitled to the aforementioned consideration in the event the agreement was terminated prior to the twelve month term.  The Company recorded a deferred asset and liability to issue stock of $50,000 on February 8, 2002 based on the value of the common stock on said date of $0.20 per share.  The Company issued 250,000 common shares on June 17, 2002 at which date the price of the stock was $0.80 per share.  Accordingly, the Company recorded a $150,000 loss on settlement of liabilities upon the issuance of the shares to reflect the excess value of the shares on June 17, 2002 versus the value as of the February 8, 2002 obligation date.  Stock based consulting fees reflected in the statement of operations total $41,295 and the related deferred stock based compensation at December 31, 2002 totals $5,205.  Stock based consulting fees related to this transaction of $3,500 were recorded prior to the May 1, 2002 share exchange agreement.

NOTE 7 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109.  The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure.  The reconciliation of the statutory federal rate to the Company’s historical Income tax benefit is as follows:

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 7 – INCOME TAXES (CONTINUED)

	2002		2001
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(481,000)	(35)	$-	-
State tax, net of federal tax effect	(88,000)	(6)	-	-
Non-deductible share based compensation	17,000	-	-	-
Change in valuation allowance	552,000	41	-	-

	$-	-	$-	-

The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $552,000 and $0. The change in the total valuation for the years ended December 31, 2002 and 2001 was an increase of $552,000 and $0.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2002, the Company had net operating loss carry forwards of approximately $1,330,000, expiring through the year ending December 31, 2022.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryfowards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

NOTE 8 – SUBSEQUENT EVENTS

In January 2003 the Company ceased operations and re-entered the development stage.

F-11