Form 10-Q
period 2003-03-31
PR SPECIALISTS INC
filed 2009-07-28
CIK 1111710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File 333-34686

PR Specialists, Inc.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4792965
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2201 Marina Bay Drive West # 204 Fort Lauderdale, Florida                                     33312

           (Address of principal executive offices)                                                      (Zip Code)

(954) 725-0138
(Registrant’s Telephone Number, Including Area Code)

2300 NE 48th Court, Lighthouse Point, Florida 33064
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 28, 2009, there were approximately 2,959,834 shares of common stock, $0.001 par value, issued and outstanding.

PR SPECIALISTS, INC.

Form 10-Q Index

March 31, 2003

1

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

2

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS	F-2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO FINANCIAL STATEMENTS	F-5 – F-11

3

PR SPECISLISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
	-	-

OTHER ASSETS
Deposits	22,890	22,890

TOTAL ASSETS	$22,890	$22,890

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$267,820	$267,820
Accrued expenses	178,198	153,712
Advances from stockholders	176,700	176,700
Total Current Liabilities	622,718	598,232

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 20,000,000 authorized
16,048,000 and 16,048,000 issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	$16,048	$16,048
Additional paid-in-capital	788,072	788,072
Deferred stock based compensation	(5,205)	(5,205)
Accumulated (deficit)	(1,398,743)	(1,374,257)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(599,828)	(575,342)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$22,890	$22,890

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2003 AND FOR THE PERIOD

DECEMBER 21, 2001 (INCEPTION) TO MARCH 31, 2003

		For the
		Three Months
	Cumulative	Ending March 31,
	Since Inception	2003

NET SALES	$224,436	$-

COST AND EXPENSE
Cost of services	116,637	-
Stock based consulting fees	41,295	-
General and administrative	1,236,805	24,486
	1,394,737	24,486

LOSS FROM OPERATIONS	(1,170,301)	(24,486)

OTHER INCOME (EXPENSE)
Rental income	12,000	-
Loss on settlement of liabilities	(199,500)	-
Loss on disposition of equipment	(40,929)	-
Interest expense	(13)	-

NET LOSS	$(1,398,743)	$(24,486)

Basic and Diluted Loss per Share		$(0.00)

Basic and Diluted Weighted Average Number of Shares		16,048,000

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO MARCH 31, 2003

						Deficit Accumulated
	Number of	Common	Paid-in	Common Stock	Deferred Stock	During
	Shares	Stock	Capital	Subscribed	Based Comp	Development Stage	Total

BALANCE AT DECEMBER 21, 2001 (INCEPTION)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders	8,270,000	8,270	(7,443)	-	-	-	827
Net loss from inception to December 31, 2001	-	-	-	-	-	(150)	(150)

BALANCE AT DECEMBER 31, 2001	8,270,000	8,270	(7,443)	-	-	(150)	677

Issuance of common stock for cash	2,040,000	2,040	459,960	-	-	-	462,000
Recapitalization of PR Specialists, Inc.	5,323,000	5,323	48,142	35	-	-	53,500
Issuance of common stock for consulting services	250,000	250	199,750	(35)	(5,205)	-	194,760
Issuance of common stock for vendor payable	165,000	165	82,335	-	-	-	82,500
Services contributed by employee	-	-	5,328	-	-	-	5,328
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,374,107)	(1,374,107)

BALANCE AT DECEMBER 31, 2002	16,048,000	16,048	788,072	-	(5,205)	(1,374,257)	(575,342)

Net loss for the three months ending March 31, 2003	-	-	-	-	-	(24,486)	(24,486)

BALANCE AT MARCH 31, 2003	16,048,000	$16,048	$788,072	$-	$(5,205)	$(1,398,743)	$(599,828)

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2003

		For the
	Cumulative	Three Months
	Since Inception	Ending March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,398,743)	$(24,486)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	16,348	-
Stock based consulting services	41,295	-
Services contributed by employee	5,328	-
Amortization of prepaid expenses received in acquisition of subsidiary	15,999	-
Loss on settlement of liabilities	199,500	-
Loss on disposition of equipment	40,929	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	12,604	-
Increase in accounts payable and accrued expenses	593,703	24,486

Net cash used in operating activities	(473,037)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary, net of liabilities	24,897	-
Deposits	(22,890)	-
Acquisition of property and equipment	(168,497)	-

Net cash used in investing activities	(166,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	176,700	-
Proceeds from issuance of common stock	462,827	-

Net cash provided by financing activities	639,527	-

NET INCREASE IN CASH	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued to settle liabilities	$33,000	$-

Fixed assets disposed of to settle liabilities	$106,200	$-

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009.   This statement is not currently applicable since it has no majority-owned subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative investments of hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This FSP is not currently applicable to the Company.

In October 2008, the FASB issued FAS Staff Position (FSP) 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This is effective upon issuance, including prior periods for which financial statements have not been issued. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157–3 did not have an impact on the company’s financial statements.

NOTE 2 – ADVANCES FROM STOCKHOLDERS

Advances from stockholders consist of the following:

	March 31, 2003	December 31, 2002

Advances from stockholders	$176,700	$176,700

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 3 – COMMON STOCK

Reverse Acquisition and Recapitalization

Under a share exchange agreement (the Agreement) entered into on May 1, 2002, the Company acquired 100% of the issued and outstanding common stock of Servitrust Corp. (SC) in exchange for 10,000,000 shares of its common stock.  Immediately after the acquisition, there were 15,323,000 shares outstanding.  During 2002, the Company issued 5,323,000 common shares for $53,500 of net assets acquired as part of the business combination (recapitalization) referred to above.  Generally accepted accounting principles in the U.S. require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes.  As a result, the exchange was treated as a reverse acquisition and recapitalization of the Company and the consolidated financial statements include the balance sheet of the accounting acquirer and the acquiree at historical costs as of June 30, 2002 and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of reverse acquisition and recapitalization

Common Stock

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

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE 4 – STOCK BASED CONSULTING FEES

On February 8, 2002, the Company entered into a one-year consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies.  The agreement required the Company to issue 250,000 common shares as consideration for services and stated that the consultant would be entitled to the aforementioned consideration in the event the agreement was terminated prior to the twelve month term.  The Company recorded a deferred asset and liability to issue stock of $50,000 on February 8, 2002 based on the value of the common stock on said date of $0.20 per share.  The Company issued 250,000 common shares on June 17, 2002 at which date the price of the stock was $0.80 per share.  Accordingly, the Company recorded a $150,000 loss on settlement of liabilities upon the issuance of the shares to reflect the excess value of the shares on June 17, 2002 versus the value as of the February 8, 2002 obligation date.  For the three months ending March 31, 2003, stock based consulting fees reflected in the statement of operations were $0 and the related deferred stock based compensation at March 31, 2003 totals $5,205.  Stock based consulting fees related to this transaction of $3,500 were recorded prior to the May 1, 2002 share exchange agreement.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ending March 31, 2003 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2003, the Company had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in the Company’s unrecognized tax benefits during the three months ending March 31, 2003.  The Company did not recognize any interest or penalties during 2003 related to unrecognized tax benefits.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

The following is qualified by reference to, and should be read in conjunction with our financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-Q, as well as the discussion hereunder “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In July 2006, we issued 440,000 shares of our common stock to certain of our creditors in exchange for their waiving accumulated principal liabilities we owed to them in excess of approximately $220,000, along with all interest, penalties and costs associated therewith. Subsequently, during 2006 through 2007, pursuant to a private offering, we issued 600,000 shares of our common stock in exchange for $90,000 cash. In February 2007, we dissolved Servitrust, and all of our other subsidiary companies pursuant to the Florida Business Corporation Act.

Presently, PR Specialists conducts no business operations. We are in the process of bringing our Company’s periodic and other filings current with the Securities and Exchange Commission. Subsequently, we intend to investigate opportunities to effect a merger, exchange of capital stock, asset acquisition, or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”), which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934.

We do not have a sufficient amount of cash in the bank or an established source of revenue needed to cover the costs of operations, which would allow us to continue as a going concern. Our financial statements have been prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to meet those obligations and continue as a going concern is dependent upon us raising new capital through debt or equity financing and issuing equity securities to complete a Business Combination with a Target Business. There are no agreements or understandings of any kind with respect to any loans from officers or directors of the Company on behalf of the Company. In the event we do not obtain adequate funds to support normal operations prior to completing a Business Combination with a Target Business, we may cease operations and a Business Combination may not occur. With the exception of certain professional fees, and costs related to a Business Combination, we expect that we will incur minimal operating costs over the next 12 months.

Significant Accounting Policies

Our financial statements have been prepared in conformity with U.S. generally accepted accounting principles. As a result, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in the notes to the Financial Statements.

Reorganization

On May 1, 2002, the Company completed the acquisition of 100% of the issued and outstanding shares of Servitrust Corp. (“Servitrust”), which became our Company’s wholly owned operating subsidiary.  For accounting purposes, Servitrust was treated as the acquirer, and the share exchange was treated as a reverse acquisition and recapitalization of the Company and the consolidated financial statements include the balance sheet of the accounting acquirer and the acquiree at historical costs as of June 30, 2002 and the statements of operations include the results of operations of the accounting acquirer for all periods presented and the results of operations of the acquiree from the date of reverse acquisition and recapitalization.

Results of Operations

For the Three Months Ended March 31, 2003

Revenues

We generated no revenues from operations during the three months ending March 31, 2003 because our operations had ceased in November 2002.

Operating Expenses

Net Loss

Net loss was $24,486 for the three months ended March 31, 2003.

For the Period December 21, 2001 (Inception) to March 31, 2003

Revenues

We generated $224,436 in revenues from for the period December 21, 2001 (inception) to March 31, 2003.

Operating Expenses

Our operating expenses were $1,394,737 for the period December 21, 2001 (inception) to March 31, 2003.  Included in operating expenses were $116,637 of cost of services, $41,295 of stock based consulting fees and $1,236,805 in general and administrative costs.

Other Expense

Other expense was $228,442 for the period December 21, 2001 (inception) to March 31, 2003, consisting of $199,500 of loss on settlement of liabilities, $40,929 of loss on disposition of equipment and $13 of interest expense, offset by $12,000 in rental income.

Net Loss

Net loss for our Company during this period was $1,398,743.

Liquidity and Capital Resources

At March 31, 2003, we had a zero cash balance, our assets totaled $22,890, our liabilities totaled $622,718, and we had a stockholders’ deficit of $599,828. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our cash position is insufficient to meet our continuing anticipated expenses, accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan.

Analysis of Cash Flow

For the Three Months Ending March 31, 2003

We generated no revenues from operations for year ended December 31, 2003 because our operations ceased in November 2002.

For the Period December 21, 2001 (Inception) to March 31, 2003

Net cash used in operating activities was $473,037, consisting of net loss of $1,398,743, primarily offset by $593,703 in accounts payable and accrued expenses, $12,604 in prepaid expenses, $40,929 loss on disposition of equipment, $5,328 in services provided by employee, $41,295 of stock based consulting services and $199,500 loss on settlement of liabilities.

Net cash used in investing activities was $166,490, which consists of $168,497 in the acquisition of property and equipment and $22,890 in deposits, offset by $24,897 in the acquisition of the subsidiary.

Net cash provided by financing activities was $639,527, which consists of $462,827 of proceeds from the issuance of common stock and $176,700 in advances from stockholders.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's sole principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company's principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company’s disclosure controls and procedures remain ineffective as of the date of this report.

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

Item 6.

Exhibits

The following exhibits are included herein:

Exhibit No.

Description of Exhibit

    31.1

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.

    31.2

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.

    32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.

    32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PR SPECIALISTS, INC.

Registrant

By: /s/ Lawrence Ruden

      Lawrence Ruden, President

Dated: July 28, 2009

By: /s/ Lawrence Ruden

      Lawrence Ruden, President

Dated: July 28, 2009

By: /s/ Lawrence Ruden

      Lawrence Ruden, Treasurer

Dated: July 28, 2009