Form 10-Q
period 2003-06-30
PR SPECIALISTS INC
filed 2009-07-28
CIK 1111710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

June 30, 2003

1

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

2

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS	F-2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-4

NOTES TO FINANCIAL STATEMENTS	F5 – F-11

3

PR SPECISLISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
	-	-

OTHER ASSETS
Deposits	22,890	22,890

TOTAL ASSETS	$22,890	$22,890

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$267,820	$267,820
Accrued expenses	202,684	153,712
Advances from stockholders	176,700	176,700
Total Current Liabilities	647,204	598,232

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 20,000,000 authorized
16,048,000 and 16,048,000 issued and outstanding at
June 30, 2003 and December 31, 2002, respectively	$16,048	$16,048
Additional paid-in-capital	788,072	788,072
Deferred stock based compensation	(5,205)	(5,205)
Accumulated (deficit)	(1,423,229)	(1,374,257)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(624,314)	(575,342)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$22,890	$22,890

The accompanying notes are an integral part of these financial statements.

F-1-

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2003 AND 2002 AND FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO JUNE 30, 2003

		For the	For the	For the	For the
	Cumulative	Three Months	Three Months	Six Months	Six Months
	Since Inception	Ending June 30, 2003	Ending June 30, 2002	Ending June 30, 2003	Ending June 30, 2002

NET SALES	$224,436	$-	$31,783	$-	$31,783

COST AND EXPENSE
Cost of services	116,637	-	109,579	-	109,579
Stock based consulting fees	41,295	-	6,225	-	6,225
General and administrative	1,261,291	24,486	241,389	48,972	241,389
	1,419,223	24,486	357,193	48,972	357,193

LOSS FROM OPERATIONS	(1,194,787)	(24,486)	(325,410)	(48,972)	(325,410)

OTHER INCOME (EXPENSE)
Rental income	12,000	-	-	-	-
Loss on settlement of liabilities	(199,500)	-	-	-	-
Loss on disposition of equipment	(40,929)	-	-	-	-
Interest expense	(13)	-	-	-	-

NET LOSS	$(1,423,229)	$(24,486)	$(325,410)	$(48,972)	$(325,410)

Basic and Diluted Loss per Share		$(0.00)	$(0.03)	$(0.00)	$(0.03)

Basic and Diluted Weighted Average Number of Shares		16,048,000	10,958,477	16,048,000	10,223,027

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO JUNE 30, 2003

						Deficit Accumulated
	Number of	Common	Paid-in	Common Stock	Deferred Stock	During
	Shares	Stock	Capital	Subscribed	Based Comp	Development Stage	Total

BALANCE AT DECEMBER 21, 2001 (INCEPTION)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders	8,270,000	8,270	(7,443)	-	-	-	827
Net loss from inception to December 31, 2001	-	-	-	-	-	(150)	(150)

BALANCE AT DECEMBER 31, 2001	8,270,000	8,270	(7,443)	-	-	(150)	677

Issuance of common stock for cash	2,040,000	2,040	459,960	-	-	-	462,000
Recapitalization of PR Specialists, Inc.	5,323,000	5,323	48,142	35	-	-	53,500
Issuance of common stock for consulting services	250,000	250	199,750	(35)	(5,205)	-	194,760
Issuance of common stock for vendor payable	165,000	165	82,335	-	-	-	82,500
Services contributed by employee	-	-	5,328	-	-	-	5,328
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,374,107)	(1,374,107)

BALANCE AT DECEMBER 31, 2002	16,048,000	16,048	788,072	-	(5,205)	(1,374,257)	(575,342)

Net loss for the six months ending June 30, 2003	-	-	-	-	-	(48,972)	(48,972)

BALANCE AT JUNE 30, 2003	16,048,000	$16,048	$788,072	$-	$(5,205)	$(1,423,229)	$(624,314)

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDINGJUNE 30, 2003 AND 2002

		For the	For the
		Six Months	Six Months
	Cumulative	Ending	Ending
	Since Inception	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,423,229)	$(48,972)	$(325,410)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	16,348	-	-
Stock based consulting services	41,295	-	3,500
Services contributed by employee	5,328	-	5,328
Amortization of prepaid expenses received in acquisition of subsidiary	15,999	-	-
Loss on settlement of liabilities	199,500	-	-
Loss on disposition of equipment	40,929	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	12,604	-	(6,875)
Increase in accounts payable and accrued expenses	618,189	48,972	3,773

Net cash used in operating activities	(473,037)	-	(319,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary, net of liabilities	24,897	-	-
Deposits	(22,890)	-	-
Acquisition of property and equipment	(168,497)	-	-

Net cash used in investing activities	(166,490)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	176,700	-	(675)
Proceeds from issuance of common stock	462,827	-	31,250

Net cash provided by financing activities	639,527	-	30,575

NET INCREASE IN CASH	-	-	(289,109)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	5,575

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$(283,534)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued to settle liabilities	$33,000	$-	$33,000

Fixed assets disposed of to settle liabilities	$106,200	$-	$106,200

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

JUNE 30, 2003

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

JUNE 30, 2003

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

JUNE 30, 2003

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

JUNE 30, 2003

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

NOTE 2 – ADVANCES FROM STOCKHOLDERS

Advances from stockholders consist of the following:

	June 31, 2003	December 31, 2002

Advances from stockholders	$176,700	$176,700

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 4 – STOCK BASED CONSULTING FEES

On February 8, 2002, the Company entered into a one-year consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies.  The agreement required the Company to issue 250,000 common shares as consideration for services and stated that the consultant would be entitled to the aforementioned consideration in the event the agreement was terminated prior to the twelve month term.  The Company recorded a deferred asset and liability to issue stock of $50,000 on February 8, 2002 based on the value of the common stock on said date of $0.20 per share.  The Company issued 250,000 common shares on June 17, 2002 at which date the price of the stock was $0.80 per share.  Accordingly, the Company recorded a $150,000 loss on settlement of liabilities upon the issuance of the shares to reflect the excess value of the shares on June 17, 2002 versus the value as of the February 8, 2002 obligation date.  For the six months ending June 30, 2003 and 2002, stock based consulting fees reflected in the statement of operations total $0 and $6,225 and the related deferred stock based compensation at June 30, 2003 totals $5,205.  Stock based consulting fees related to this transaction of $3,500 were recorded prior to the May 1, 2002 share exchange agreement.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the six months ending June 30, 2003 and 2002 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2003, the Company had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in the Company’s unrecognized tax benefits during the six months ending June 30, 2003.  The Company did not recognize any interest or penalties during 2003 related to unrecognized tax benefits.

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

Results of Operations

Comparison of Three Months Ending June 30, 2003 to Three Months Ended June 30, 2002

Revenues

We generated $0 and $31,783 in revenues from operations during the three months ending June 30, 2003 and 2002, respectively, for a decrease of $31,783.  Our revenue decreased because our operations ceased in November 2002.

Operating Expenses

Our operating expenses were $24,486 and $357,193 for the three months ended June 30, 2003 and 2002, respectively, for a decrease of $332,707.  This decrease in operating expenses was due to our operations ceasing in November 2002.

Net Loss

Net loss was $24,486 and $325,410 for the three months ended June 30, 2003 and 2002, respectively, for a decrease of $300,924, resulting from the ceasing operations in November 2002.

Comparison of Six Months Ending June 30, 2003 to Six Months Ending June 30, 2002

Revenues

We generated $0 and $31,783 in revenues from operations during the six months ending June 30, 2003 and 2002, respectively, for a decrease of $31,783.  Our revenue decreased because our operations ceased in November 2002.

Operating Expenses

Our operating expenses were $48,972 and $357,193 for the six months ended June 30, 2003 and 2002, respectively, for a decrease of $308,221.  This decrease in operating expenses was due to our operations ceasing in November 2002.

Net Loss

Net loss was $48,972 and $325,410 for the six months ended June 30, 2003 and 2002, respectively, for a decrease of $276,438, resulting from the ceasing operations in November 2002.

Liquidity and Capital Resources

At June 30, 2003, we had a zero cash balance, our assets totaled $22,890, our liabilities totaled $647,204, and we had a stockholders’ deficit of $624,314. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our cash position is insufficient to meet our continuing anticipated expenses, accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan.

Analysis of Cash Flow

For the Six Months Ending June 30, 2003

We generated no revenues from operations for six months ending June 30, 2003 because our operations ceased in November 2002.

For the Six Months Ending June 30, 2002

Net cash used in operating activities was $319,684, primarily consisting of a net loss of $325,410 and an increase in prepaid expenses of $1,965, offset by an increase in accounts payable of $3,773, stock based consulting services of $3,500 and services contributed by an employee of $5,328.

Net cash used in investing activities was $0.

Net cash provided by financing activities was $30,575, consisting of $31,250 of proceeds from the issuance of common stock, offset by $675 in advances from stockholders.

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