Form 10-K
period 2003-12-31
PR SPECIALISTS INC
filed 2009-07-29
CIK 1111710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File 0-32071

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

Yes  [  ]        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

The number of shares of the registrant’s common stock outstanding as of July 28, 2009 was 2,959,834.

Table of Contents

			Page
PART I			4
	Item 1.	Business	7
	Item 1A.	Risk Factors	8
	Item 1B.	Unresolved Staff Comments	9
	Item 2.	Properties	10
	Item 3.	Legal Proceedings	10
	Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II			10
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
	Item 6.	Selected Financial Information	12
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
	Item 8.	Financial Statements and Supplementary Data	16
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
	Item 9A.	Controls and Procedures	16
	Item 9B.	Other Information	18
PART III			18
	Item 10.	Directors and Executive Officers of the Registrant	18
	Item 11.	Executive Compensation	19
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
	Item 13.	Certain Relationships and Related Transactions	22
	Item 14.	Principal Accountant Fees and Services	22
PART IV			23
	Item 15	Exhibits and Financial Statement Schedules	23

PART I

Item 1.

Business

Forward-Looking Statements

This Report on Form 10-K contains statements that plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, and most other statements that are not historical in nature.  In this report, forward-looking statements are generally identified by the words “anticipate”, “plan”, “believe”, “expect”, “estimate”, and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include.

•

Changes in general economic and business conditions affecting our Company;

•

Legal or policy developments that diminish the appeal of our Company; and

•

Changes in our business strategies.

The Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for similar statements by existing public companies, does not apply to our Company.

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

Our Business

We intend to serve as a corporate vehicle that will seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (“Target Business”) that desires to employ our Company to become a publicly traded corporation that reports under the Securities Exchange Act of 1934 (“Exchange Act”). Essentially, other than described herein, we do not engage in any substantive commercial business or other business operations. We face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We are in our development stage.

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

Facilities

Presently, our executive and business office is located at 2201 Marina Bay Drive West # 204 Fort Lauderdale, Florida 33312. We believe this office space is adequate to serve our present needs.

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

Rule 144 May Not Be Available To You When and If You Decide To Sell Securities of our Company

Our Company is a shell company and you will not be eligible to utilize Rule 144 for the resale of your shares of common stock until one year after we file “Form 10 information” with the SEC reflecting our status as an entity that is no longer a shell company, but, only for so long as we have been current with the filing of all of our periodic reports with the SEC and remain current with such filings. In the event this does not occur, you will not be able to resell your securities pursuant to Rule 144.  If there is no other exemption available to you at the time, you will not be able to resell your securities and recoup your investment unless and until our Company has remedied its periodic filing obligations with the SEC.  There can be no assurance that our Company will remedy such deficiency.

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

Unresolved Staff Comments

Not Applicable.

Item 2.

Properties

Presently, we conduct our operations at space located at 2201 Marina Bay Drive West # 204 Fort Lauderdale, Florida 33312. This space is owned by our president, and is adequate for our current needs. We expect to be able to utilize this space, free of charge, until such time as a Business Combination occurs.

Item 3.

Legal Proceedings

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our common stock is currently traded under the symbol Other OTC: PRNC. The OTC, or “Over-the-Counter,” market is not an organized marketplace or exchange. OTC is a catchall phrase for any market in an equity security that is not listed on a US exchange or on the Nasdaq Stock Market. OTC securities are issued by companies that either choose not to list, or are unable to meet the standards for listing, on NASDAQ or a US stock exchange.

OTC equity securities can be quoted on the Pink Sheets Electronic Quotation Service, and/or, if the securities are registered with the SEC and their issuers are current in their reporting obligation, on the OTC Bulletin Board. Some OTC securities are not quoted on either the Pink Sheets or the OTC Bulletin Board; these securities are sometimes referred to as gray market or “Other-OTC” securities. Because Other-OTC securities are not quoted on any quotation service, bid and ask quotations for these securities are not available. However, NASD rules require its members to report transactions in all OTC equity securities to Nasdaq, so last sale and volume information is available for all OTC securities, including those categorized as “Other OTC.”

The following table set forth below lists the last sale price for our common stock for each fiscal quarter for the 2007 and 2008 fiscal years and the first fiscal quarter of 2009. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		Last Sale
		High	Low

2007	1st Quarter	$.001	$.001
	2nd Quarter	$.001	$.001
	3rd Quarter	$.001	$.001
	4th Quarter	$.0001	$.0001

2008	1st Quarter	$.0001	$.0001
	2nd Quarter	$.0001	$.0001
	3rd Quarter	$.0001	$.0001
	4th Quarter	$.0001	$.0001

2009	1st Quarter	$.0001	$.0001
	2nd Quarter	$.0001	$.0001

Penny Stock Regulations and Restrictions on Marketability. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

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

Additionally, you should be aware that Rule 144 promulgated by the United States Securities and Exchange Commission is not available for the resale of securities initially issued by a shell company, such as our Company, or an issuer that has been at any time previously a shell company unless the issuer: (i) has ceased to be a shell company; (ii) is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; (iii) has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (iv) has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer a shell company. Thereafter, such securities may be sold subject to the requirements of Rule 144 after one year has elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(b)

Holders

 As of July 28, 2009 we have a total of 2,959,834 shares of common stock outstanding, held of record by approximately 130 stockholders. We do not have any shares of preferred stock outstanding.

(c)

Dividends

No cash dividends were declared or paid on our Common Stock since our inception.  No restrictions limit our ability to pay dividends on our Common Stock.  We do not expect to pay any dividends in the near future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

 Not Applicable

(e)

Recent Sales of Unregistered Securities

Not Applicable

(f)

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

The following is qualified by reference to, and should be read in conjunction with our audited financial statements (“Financial Statements”), and the notes thereto, included elsewhere in this Form 10-K, as well as the discussion hereunder “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

Comparison of the Year Ending December 31, 2003 to the Year Ending December 31, 2002

Revenues

We generated $0 and $224,436 in revenues from operations during the years ending December 31, 2003 and 2002, respectively, for a decrease of $224,436.  Our revenue decreased because our operations ceased in November 2002.

Operating Expenses

Our operating expenses were $98,176 and $1,370,101 for the years ending December 31, 2003 and 2002, respectively, for a decrease of $1,271,925.  This decrease in operating expenses was due to our operations ceasing in November 2002.

Other Expense

Other expense was $0 and $228,442 for the years ending December 31, 2003 and 2002, respectively, for a decrease of $228,442.  Other expense for the year ending December 31, 2002 consisted of $199,500 of loss on settlement of liabilities, $40,929 of loss on disposition of equipment and $13 of interest expense, offset by $12,000 in rental income.

Net Loss

Net loss was $98,176 and $1,374,107 for the years ending September 30, 2003 and 2002, respectively, for a decrease of $1,275,931, resulting from the ceasing operations in November 2002.

Liquidity and Capital Resources

At December 31, 2003, we had a cash balance of $3,560, our assets totaled $26,450, our liabilities totaled $699,968, and we has a stockholder’s deficit was $673,518. We have been, and anticipate that we will continue to be, limited in terms of our capital resources. Our cash position is insufficient to meet our continuing anticipated expenses, accordingly, we will be required to raise significant additional capital to sustain operations and further implement our business plan.

Analysis of Cash Flow

For the Year Ending December 31, 2003

Net cash provided by operating activities was $3,560, which consisted of a net loss of $98,176 offset by an increase in accounts payable of $101,736.  We generated no revenues from operations for the year ending December 31, 2003 because our operations ceased in November 2002.

For the Year Ending December 31, 2002

Net cash used in operating activities was $473,037, primarily consisting of a net loss of $1,374,107, offset by an increase in accounts payable of $569,067, a decrease in prepaid expenses of $12,604, stock based consulting services of $41,295, services contributed by an employee of $5,328, loss on settlement of liabilities of $199,500, and loss on disposition of equipment of $40,929.

Net cash used in investing activities was $166,490, primarily consisting of the acquisition of property and equipment of $168,497 and deposits of $22,890, offset by cash received in acquisition of subsidiary of $24,897.

Net cash provided by financing activities was $639,527, consisting of $462,827 of proceeds from the issuance of common stock and advances from stockholders of $176,700.

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

Not Applicable.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company’s sole principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During that period, our Company experienced significant capital constraints, and we ultimately ceased our business activities and became dormant. During the period covered by this report, our Company was unable to comply with its Exchange Act reporting because no accounting work was completed, no financial statements were prepared, and no audits were obtained. The evaluation revealed to the Company’s principal executive officer and financial officer that, as a result of those circumstances, the design and operation of the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, and that the design and operation of the Company’s disclosure controls and procedures remain ineffective as of the date of this report.

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

Our management, with the participation of the Company’s sole principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of the last day of the period covered by this report. In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis, and the fact that because we have only one officer and director, the Company is not able to segregate duties.  Based on this evaluation, our management concluded that, as of the last day of the period covered by this report, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations.

Until we complete a Business Combination with a Target Business, our Company does not expect to be able to make significant changes in the Company’s internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. However, once we complete a Business Combination with a Target Business, our Company expects to adopt an independent audit committee, commit funds for legal and accounting work and the preparation of financial statements and audits, all of which should enable our Company’s principal executive officers and financial officers to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures. We cannot assure you, however, that our acquiring a Target Business will guarantee that we will be able to maintain our Company as current pursuant to the Exchange Act and provide our Company with an effective design and operation of disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

ITEM 10.

Directors and Executive Officers and Corporate Governance

Identity of directors and executive officers

The following table sets forth the full name, principal occupation or employment, five-year employment history and certain other information concerning the Company’s sole director and executive officer.

Name	Age	Position	Term/Period Served

Lawrence Ruden	53	Director	5/1/02 to present
		Chief Operating Officer	6/1/02 to present
		President	12/18/02 to present

Business experience of directors and executive officers

Mr. Ruden is our Company’s sole officer and director. He has served as a director, president and chief operating officer of PR Specialists since the times stated above. Presently, Mr. Ruden works as a substitute teacher for the Broward County School Board. From August 2004 to September 2007, Mr. Ruden owned and operated a local restaurant. From 2000 to 2002, Mr. Ruden served as the Chief Executive Officer, President and Director of The Kids Club of America, Inc. From 1995 to 2001, Mr. Ruden served as the Director of Business Development at the law firm of Norych & Tallis, P. A. in Coral Springs, Florida. There he was chiefly responsible for building a “subrogation recovery business,” which enables companies to recover insurance losses from tortfeasors. From 1993 to 1995, Mr. Ruden was the marketing director for Marino Comprehensive, a company offering preparatory courses for law students taking the New

York and New Jersey Bar Exams.  Mr. Ruden received his B.S. degree from Cornell University in 1971.

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

Family Relationships

Not Applicable

Certain Legal Proceedings

Not Applicable

Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year ($)		Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bryan Eggers President	2001		65,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	65,000
	2002		30,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	30,000

John Cahill President	2002	(3)	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lawrence Ruden President	2002		-0-	(4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003		-0-	(5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1.

Salary was comprised of $5,417 of cash compensation and $59,583 in non-cash compensation.

2.

On May 1, 2002, Mr. Eggers resigned as our President and was appointed as our vice president.

3.

Mr. Cahill served as our president from May 1, 2002 to December 18, 2002 and he received no compensation for serving in that position.

4.

Mr. Ruden became our president on December 18, 2002.  During the year ended December 31, 2002, Mr. Ruden received no compensation for serving as our president.

5.

During the year ended December 31, 2003, Mr. Ruden received no compensation for serving as our president.

Compensation of Directors

During the period covered by this report, other than as described herein, no director received any type of compensation from our Company for serving as such.

Employee Stock Option Plan

Not Applicable

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 28, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

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

1.

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

2.

Based on 2,959,834 shares of common stock outstanding on July 28, 2009.

3.

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

Security Ownership of Management

The following table sets forth, as of July 28, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	% of Class Owned (2)(3)

Lawrence Ruden 2300 NE 48th Court Lighthouse Point Florida 33064 Director, President, Treasurer	165,500	5.59%

Directors and Officers as a Group (1 Person)	165,500	5.59%

____________________________

1.

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

2.

Based on 2,959,834 shares of common stock outstanding on July 28, 2009.

3.

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

Item 13.

 Certain Relationships and Related Transactions.

Not Applicable

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for the years ended December 31, 2003 and 2002 for professional services rendered by De Leon & Company, P.A. for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and 2002 was $10,000.

Audit-Related Fees

No fees were billed for the years ended December 31, 2003 and 2002 for assurance and related services by De Leon & Company, P.A. that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees

No fees were billed for the years ended December 31, 2003 and 2002 for tax compliance, tax advice, or tax planning by De Leon & Company, P.A.

All Other Fees

No fees were billed for the fiscal years ended December 31, 2003 and 2002 for products and services provided by De Leon & Company, P.A., other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by De Leon & Company, P.A. All the services performed by De Leon & Company, P.A. that are described above were pre-approved by the Company's audit committee.

None of the hours expended on De Leon & Company, P.A.’s engagement to audit the Company's financial statements for the years ended December 31, 2003 and 2002 were attributed to work performed by persons other than De Leon & Company, P.A.’s full-time, permanent employees.

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

July 28, 2009

By:  /s/ Lawrence Ruden

Lawrence Ruden, President

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 28, 2009

By:  /s/ Lawrence Ruden

Lawrence Ruden, President

Treasurer Sole Director

(principal executive officer

and principal financial officer)

PR SPECIALISTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS	F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5 – F-6
NOTES TO FINANCIAL STATEMENTS	F-7-F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PR Specialists, Inc. and Subsidiaries

Wilmington, DE

We have audited the accompanying balance sheets of PR Specialists, Inc. and Subsidiaries, as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ (deficit) equity and cash flows for the years ended December 31, 2003 and 2002 and from December 21, 2001 (Inception) through December 31, 2003.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PR Specialists, Inc. and Subsidiaries as of December 31, 2003 and 2002 and results of their operations and their cash flows for the years ended therein and from December 21, 2001 (Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States.

De Leon & Company, P.A.

Pembroke Pines, Florida

February 11, 2009

PR SPECISLISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,560	$-
	3,560	-

OTHER ASSETS
Deposits	22,890	22,890

TOTAL ASSETS	$26,450	$22,890

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$271,613	$267,820
Accrued expenses	251,655	153,712
Advances from stockholders	176,700	176,700
Total Current Liabilities	699,968	598,232

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock $0.001 par value, 20,000,000 authorized
16,048,000 and 16,048,000 issued and outstanding at
December 31, 2003 and 2002, respectively	$16,048	$16,048
Additional paid-in-capital	788,072	788,072
Deferred stock based compensation	(5,205)	(5,205)
Accumulated (deficit)	(1,472,433)	(1,374,257)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(673,518)	(575,342)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$26,450	$22,890

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2003

		For the	For the
	Cumulative	Year Ending	Year Ending
	Since Inception	December 31, 2003	December 31, 2002

NET SALES	$224,436	$-	$224,436

COST AND EXPENSE
Cost of services	116,637	-	116,637
Stock based consulting fees	41,295	-	41,295
General and administrative	1,310,495	98,176	1,212,169
	1,468,427	98,176	1,370,101

LOSS FROM OPERATIONS	(1,243,991)	(98,176)	(1,145,665)

OTHER INCOME (EXPENSE)
Rental income	12,000	-	12,000
Loss on settlement of liabilities	(199,500)	-	(199,500)
Loss on disposition of equipment	(40,929)	-	(40,929)
Interest expense	(13)	-	(13)

NET LOSS	$(1,472,433)	$(98,176)	$(1,374,107)

Basic and Diluted Loss per Share		$(0.01)	$(0.10)

Basic and Diluted Weighted Average Number of Shares		16,048,000	13,352,863

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE PERIOD DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2003

						Deficit Accumulated
	Number of	Common	Paid-in	Common Stock	Deferred Stock	During
	Shares	Stock	Capital	Subscribed	Based Comp	Development Stage	Total

BALANCE AT DECEMBER 21, 2001 (INCEPTION)	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders	8,270,000	8,270	(7,443)	-	-	-	827
Net loss from inception to December 31, 2001	-	-	-	-	-	(150)	(150)

BALANCE AT DECEMBER 31, 2001	8,270,000	8,270	(7,443)	-	-	(150)	677

Issuance of common stock for cash	2,040,000	2,040	459,960	-	-	-	462,000
Recapitalization of PR Specialists, Inc.	5,323,000	5,323	48,142	35	-	-	53,500
Issuance of common stock for consulting services	250,000	250	199,750	(35)	(5,205)	-	194,760
Issuance of common stock for vendor payable	165,000	165	82,335	-	-	-	82,500
Services contributed by employee	-	-	5,328	-	-	-	5,328
Net loss for the year ended December 31, 2002	-	-	-	-	-	(1,374,107)	(1,374,107)

BALANCE AT DECEMBER 31, 2002	16,048,000	16,048	788,072	-	(5,205)	(1,374,257)	(575,342)

Net loss for the year ended December 31, 2003	-	-	-	-	-	(98,176)	(98,176)

BALANCE AT DECEMBER 31, 2003	16,048,000	$16,048	$788,072	$-	$(5,205)	$(1,472,433)	$(673,518)

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002 AND FOR THE

PERIOD DECEMBER 21, 2001 (INCEPTION) TO DECEMBER 31, 2003

		For the	For the
	Cumulative	Year Ending	Year Ending
	Since Inception	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,472,433)	$(98,176)	$(1,374,107)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation expense	16,348	-	16,348
Stock based consulting services	41,295	-	41,295
Services contributed by employee	5,328	-	5,328
Amortization of prepaid expenses received in acquisition of subsidiary	15,999	-	15,999
Loss on settlement of liabilities	199,500	-	199,500
Loss on disposition of equipment	40,929	-	40,929
Changes in operating assets and liabilities:
Decrese in prepaid expenses	12,604	-	12,604
Increase in accounts payable and accrued expenses	670,953	101,736	569,067

Net cash used in operating activities	(469,477)	3,560	(473,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of subsidiary, net of liabilities	24,897	-	24,897
Deposits	(22,890)	-	(22,890)
Acquisition of property and equipment	(168,497)	-	(168,497)

Net cash used in investing activities	(166,490)	-	(166,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	176,700	-	176,700
Proceeds from issuance of common stock	462,827	-	462,827

Net cash provided by financing activities	639,527	-	639,527

NET INCREASE IN CASH	3,560	3,560	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,560	$3,560	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued to settle liabilities	$33,000	$-	$33,000

Fixed assets disposed of to settle liabilities	$106,200	$-	$106,200

The accompanying notes are an integral part of these financial statements.

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

DECEMBER 31, 2003 AND 2002

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

DECEMBER 31, 2003 AND 2002

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

DECEMBER 31, 2003 AND 2002

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

DECEMBER 31, 2003 AND 2002

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

NOTE 2 – ADVANCES TO STOCKHOLDERS

Advances to stockholders consist of the following:

	2003	2002

Advances from stockholders	$176,700	$176,700

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

DECEMBER 31, 2003 AND 2002

NOTE 4 – COMMITMENTS

Lease Agreement

The Company leases office space under an operating lease, which provides for minimum annual rental payments plus a portion of real estate taxes and operating costs and expires May 14, 2004.  Future minimum lease payments for the operating lease are as follows:

2004	$65,296

$65,296

Rent expense under this lease amounted to $97,944 and $56,291 for the years ending December 31, 2003 and 2002, respectively.

NOTE 5 – STOCK BASED CONSULTING FEES

On February 8, 2002, the Company entered into a one-year consulting agreement with Shoreliner Capital Limited Partnership to assist in its corporate development, financial structure and financial strategies.  The agreement required the Company to issue 250,000 common shares as consideration for services and stated that the consultant would be entitled to the aforementioned consideration in the event the agreement was terminated prior to the twelve month term.  The Company recorded a deferred asset and liability to issue stock of $50,000 on February 8, 2002 based on the value of the common stock on said date of $0.20 per share.  The Company issued 250,000 common shares on June 17, 2002 at which date the price of the stock was $0.80 per share.  Accordingly, the Company recorded a $150,000 loss on settlement of liabilities upon the issuance of the shares to reflect the excess value of the shares on June 17, 2002 versus the value as of the February 8, 2002 obligation date.  For the years ended December 31, 2003 and 2002, stock based consulting fees reflected in the statement of operations total $0 and $41,295 and the related deferred stock based compensation at December 31, 2003 and 2002 totals $5,205.  Stock based consulting fees related to this transaction of $3,500 were recorded prior to the May 1, 2002 share exchange agreement.

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109.  The effective tax rates differ from the statutory rate primarily due to the Company’s historical corporate structure.  The reconciliation of the statutory federal rate to the Company’s historical Income tax benefit is as follows:

	2003		2002
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(34,000)	(35)	$(481,000)	(35)
State tax, net of federal tax effect	(6,000)	(6)	(88,000)	(6)
Non-deductible share based compensation	17,000	-	17,000	-
Change in valuation allowance	23,000	41	552,000	41

	$-	-	$-	-

PR SPECIALISTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 6 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $593,000 and $552,000. There was an increase in the valuation allowance of $41,000 from December 31, 2002 to December 31, 2003.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $1,400,000, expiring through the year ending December 31, 2023.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryfowards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.